Form 10-Q
period 2026-06-30
ManpowerGroup Inc.
filed 2026-08-07
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 5, 2026
Common Stock, $.01 par value	46,505,570

Table of Contents

ManpowerGroup Inc.

PART 1

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$180.6	$871.0
Accounts receivable, less allowance for expected credit losses of $76.3 and $74.1, respectively	4,733.8	4,770.3
Prepaid expenses and other assets	217.0	149.1
Total current assets	5,131.4	5,790.4
Other Assets:
Goodwill	1,483.4	1,544.6
Intangible assets, less accumulated amortization of $588.8 and $579.1, respectively	415.7	430.1
Operating lease right-of-use assets	360.8	392.7
Other assets	868.5	879.1
Total other assets	3,128.4	3,246.5
Property and Equipment:
Land, buildings, leasehold improvements and equipment	522.0	526.9
Less: accumulated depreciation and amortization	406.9	403.7
Net property and equipment	115.1	123.2
Total assets	$8,374.9	$9,160.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,593.7	$2,721.1
Employee compensation payable	216.3	232.3
Accrued payroll taxes and insurance	668.8	672.1
Accrued liabilities	452.1	457.6
Value added taxes payable	410.1	418.1
Short-term operating lease liability	102.2	107.4
Short-term borrowings and current maturities of long-term debt	476.2	625.0
Total current liabilities	4,919.4	5,233.6
Other Liabilities:
Long-term debt	567.3	1,052.1
Long-term operating lease liability	274.3	304.3
Other long-term liabilities	507.5	509.8
Total other liabilities	1,349.1	1,866.2
Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,444,600 and 119,161,780 shares, respectively	1.2	1.2
Capital in excess of par value	3,585.8	3,572.5
Retained earnings	3,754.8	3,732.3
Accumulated other comprehensive loss	(399.1)	(412.1)
Treasury stock at cost, 72,939,030 and 72,864,513 shares, respectively	(4,836.4)	(4,834.3)
Total ManpowerGroup shareholders’ equity	2,106.3	2,059.6
Noncontrolling interests	0.1	0.7
Total shareholders’ equity	2,106.4	2,060.3
Total liabilities and shareholders’ equity	$8,374.9	$9,160.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues from services	$4,860.2	$4,519.3	$9,370.6	$8,609.6
Cost of services	4,079.9	3,755.6	7,867.3	7,147.6
Gross profit	780.3	763.7	1,503.3	1,462.0
Selling and administrative expenses, excluding impairment charges	668.3	700.3	1,363.0	1,370.4
Impairment charges	—	88.7	—	88.7
Selling and administrative expenses	668.3	789.0	1,363.0	1,459.1
Operating profit (loss)	112.0	(25.3)	140.3	2.9
Interest and other expenses, net	19.6	16.5	32.5	28.0
Earnings (loss) before income taxes	92.4	(41.8)	107.8	(25.1)
Provision for income taxes	38.9	25.3	51.8	36.4
Net earnings (loss)	$53.5	$(67.1)	$56.0	$(61.5)
Net earnings (loss) per share – basic	$1.14	$(1.44)	$1.20	$(1.32)
Net earnings (loss) per share – diluted	$1.13	$(1.44)	$1.19	$(1.32)
Weighted average shares – basic	46.9	46.5	46.8	46.7
Weighted average shares – diluted	47.4	46.5	47.2	46.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings (loss)	$53.5	$(67.1)	$56.0	$(61.5)
Other comprehensive income (loss):
Foreign currency translation	2.7	106.8	(11.5)	145.8
Translation adjustments of long-term intercompany loans, net of income taxes of $0.0, $0.0, $0.0 and $0.1, respectively	0.3	(0.3)	0.2	(0.7)
Adjustments on derivative instruments, net of income taxes of $4.0, $(32.5), $9.0 and $(44.2), respectively	10.4	(111.1)	25.1	(152.5)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.2)	(0.2)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1, $(1.8), $0.2 and $(0.1), respectively	(0.3)	0.9	(0.6)	(0.3)
Total other comprehensive income (loss)	$13.0	$(3.8)	$13.0	$(7.9)
Comprehensive income (loss)	$66.5	$(70.9)	$69.0	$(69.4)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net earnings (loss)	$56.0	$(61.5)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	41.7	43.4
(Gain) loss on sales of subsidiaries, net	(24.5)	6.2
Non-cash impairment of goodwill and other intangible assets	—	88.7
Deferred income taxes	9.3	4.5
Provision for credit losses	5.4	1.9
Share-based compensation	13.6	15.3
Changes in operating assets and liabilities:
Accounts receivable	(49.2)	7.9
Other assets	(91.9)	(92.4)
Accounts payable	(89.9)	(209.6)
Other liabilities	0.5	(147.2)
Cash used in operating activities	(129.0)	(342.8)
Cash Flows from Investing Activities:
Capital expenditures	(14.8)	(31.3)
Acquisition of business, net of cash acquired	—	(1.0)
Impact to cash resulting from sales of subsidiaries	87.5	(2.1)
Proceeds from the sale of property and equipment	0.7	0.4
Cash provided by (used in) investing activities	73.4	(34.0)
Cash Flows from Financing Activities:
Net change in short-term borrowings	(16.9)	67.1
Net proceeds from revolving debt facility	—	136.0
Proceeds from long-term debt	3.3	0.1
Repayments of long-term debt	(585.8)	(0.4)
Payments of contingent consideration for acquisition	(0.8)	(1.3)
Taxes paid related to net share settlement	(2.8)	(6.0)
Repurchases of common stock and excise tax	(0.3)	(38.2)
Dividends paid	(33.5)	(33.3)
Cash (used in) provided by financing activities	(636.8)	124.0
Effect of exchange rate changes on cash	2.0	33.2
Change in cash and cash equivalents	(690.4)	(219.6)
Cash and cash equivalents, beginning of period	871.0	509.4
Cash and cash equivalents, end of period	$180.6	$289.8
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$54.6	$63.2
Income taxes, net	$38.4	$91.9
Operating lease liabilities	$66.0	$65.2
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$24.8	$64.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2025	119,161,780	$1.2	$3,572.5	$3,732.3	$(412.1)	$(4,834.3)	$0.7	$2,060.3
Net earnings				2.5				2.5
Issuances under equity plans	273,799		(1.1)			(2.0)		(3.1)
Share-based compensation expense			6.0					6.0
Noncontrolling interest transactions							(0.2)	(0.2)
Balance, March 31, 2026	119,435,579	$1.2	$3,577.4	$3,734.8	$(412.1)	$(4,836.3)	$0.5	2,065.5
Net earnings				53.5				53.5
Other comprehensive income					13.0			13.0
Issuances under equity plans	9,021		(0.3)			(0.1)		(0.4)
Share-based compensation expense			7.6					7.6
Dividends				(33.5)				(33.5)
Noncontrolling interest transactions			1.1				(0.4)	0.7
Balance, June 30, 2026	119,444,600	$1.2	$3,585.8	$3,754.8	$(399.1)	$(4,836.4)	$0.1	$2,106.4

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	$2,104.9
Net loss				(67.1)				(67.1)
Other comprehensive loss					(3.8)			(3.8)
Issuances under equity plans	8,080		0.4			(0.2)		0.2
Share-based compensation expense			7.7					7.7
Dividends				(33.3)				(33.3)
Repurchases of common stock, including excise tax						(12.1)		(12.1)
Noncontrolling interest transactions							(1.3)	(1.3)
Balance, June 30, 2025	119,150,638	$1.2	$3,560.9	$3,717.5	$(450.9)	$(4,834.3)	$0.8	$1,995.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2026 and 2025

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

Accounts Receivable and Allowance for Expected Credit Losses

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

A rollforward of our allowance for expected credit losses is shown below:

Six Months Ended June 30, 2026
Balance, December 31, 2025	$74.1
Provision for credit losses	5.4
Write-offs	(2.8)
Currency impact and other	(0.4)
Balance, June 30, 2026	$76.3

From time to time, we may transfer trade accounts receivables to third-party financial institutions to support our working capital needs under arrangements which may be accounted for as a sale if we conclude we have surrendered control over the transferred assets and maintain no significant continuing involvement, among other considerations. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of clients. The aggregate service fees and charges related to these arrangements on our consolidated statements of operations are not material for any period presented.

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

PART 1

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

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the second quarter of 2026, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit were below its carrying amount. The actual results of revenues and OUP margins for our key reporting units were consistent with the forecasted assumptions used for the near-term revenue growth and OUP margins utilized in the discounted cash flow models as of our valuation date. In evaluating triggering events, we considered external data points from analysts, market peers, our past history and experience, actual operating results, and near-term and long-term forecasts. Specifically, we observed largely stable activity levels across North America and Europe, with improving trends in certain reporting units, which management expects to continue through 2026. Based on the analysis performed, we concluded that the fair value of the reporting units continued to equal or exceed the carrying value and that no triggering events requiring an interim impairment test were identified.

We have recently had stable activity levels in certain markets, and in prior periods, we have experienced decreases in our operating results. There could be further decreases in our operating results, which may result in the recognition of goodwill impairments.

(2) Recent Accounting Standards

In November 2024, the FASB issued new guidance on disaggregation of income statement expenses. The guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The guidance is effective for our 2027 annual financial statements and can be adopted prospectively or retrospectively. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

PART 1

In September 2025, the FASB issued new guidance on internal-use software. The guidance removes the requirement to evaluate costs by development stage and allows capitalization to begin once management commits funding and completion is probable. The new standard is effective as of January 1, 2028, with early adoption permitted. It may be adopted prospectively or retrospectively. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In November 2025, the FASB issued new guidance on hedge accounting. The guidance provides additional requirements in five areas: similar risk assessment, treatment of Choose-Your-Rate debt, nonfinancial forecasted transactions, net written options, and dual-hedging foreign-currency-denominated debt. The guidance is effective for us as of January 1, 2027. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In December 2025, the FASB issued new guidance on government grants. The guidance requires entities to recognize government grants when they meet the conditions for receipt and to present them either as a reduction of related expenses or as other income, based on the nature of the grant. It also requires specific disclosures about the nature, terms, and amounts of government grants received. The guidance is effective for us as of January 1, 2029. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

(3) Revenue Recognition

For client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2026 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $37.7 as of June 30, 2026 and $45.6 as of December 31, 2025.

In the following tables, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended June 30,
	2026					2025
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$640.0	$2.0	$28.6	$43.7	$714.3	$599.6	$3.1	$26.3	$45.1	$674.1
Other Americas	463.3	18.0	11.9	4.8	498.0	356.8	16.4	9.6	3.1	385.9
	1,103.3	20.0	40.5	48.5	1,212.3	956.4	19.5	35.9	48.2	1,060.0
Southern Europe:
France	1,084.3	62.9	10.5	19.9	1,177.6	1,050.5	65.6	11.5	21.7	1,149.3
Italy	484.5	15.0	13.8	8.6	521.9	441.7	12.9	12.9	8.4	475.9
Other Southern Europe	490.1	90.2	18.0	10.9	609.2	422.0	77.2	14.3	10.6	524.1
	2,058.9	168.1	42.3	39.4	2,308.7	1,914.2	155.7	38.7	40.7	2,149.3
Northern Europe	714.0	60.8	24.6	26.1	825.5	682.9	56.9	27.3	27.3	794.4
APME	438.6	57.4	13.2	9.5	518.7	437.5	64.2	13.7	9.9	525.3
	4,314.8	306.3	120.6	123.5	4,865.2	3,991.0	296.3	115.6	126.1	4,529.0
Intercompany Eliminations					(5.0)					(9.7)
Total					$4,860.2					$4,519.3

PART 1

	Six Months Ended June 30,
	2026					2025
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,222.9	$4.1	$56.1	$86.1	$1,369.2	$1,215.7	$5.4	$55.6	$86.2	$1,362.9
Other Americas	894.4	34.8	21.2	8.3	958.7	699.0	31.2	17.9	5.7	753.8
	2,117.3	38.9	77.3	94.4	2,327.9	1,914.7	36.6	73.5	91.9	2,116.7
Southern Europe:
France	2,056.3	128.4	21.4	40.1	2,246.2	1,922.1	129.6	22.8	40.5	2,115.0
Italy	926.3	28.8	27.5	14.0	996.6	810.5	24.0	24.9	14.3	873.7
Other Southern Europe	936.5	177.6	34.2	18.9	1,167.2	793.4	153.3	28.0	19.9	994.6
	3,919.1	334.8	83.1	73.0	4,410.0	3,526.0	306.9	75.7	74.7	3,983.3
Northern Europe	1,394.6	121.1	48.5	51.4	1,615.6	1,303.9	115.6	54.0	51.7	1,525.2
APME	869.2	116.1	24.6	19.3	1,029.2	833.5	124.7	25.0	18.5	1,001.7
	8,300.2	610.9	233.5	238.1	9,382.7	7,578.1	583.8	228.2	236.8	8,626.9
Intercompany Eliminations					(12.1)					(17.3)
Total					$9,370.6					$8,609.6

In the following tables, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended June 30,
	2026			2025
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$700.0	$14.3	$714.3	$660.2	$13.9	$674.1
Other Americas	489.3	8.7	498.0	380.4	5.5	385.9
	1,189.3	23.0	1,212.3	1,040.6	19.4	1,060.0
Southern Europe:
France	1,167.8	9.8	1,177.6	1,139.1	10.2	1,149.3
Italy	508.9	13.0	521.9	463.9	12.0	475.9
Other Southern Europe	595.3	13.9	609.2	513.0	11.1	524.1
	2,272.0	36.7	2,308.7	2,116.0	33.3	2,149.3
Northern Europe	808.3	17.2	825.5	773.8	20.6	794.4
APME	507.2	11.5	518.7	513.3	12.0	525.3
	4,776.8	88.4	4,865.2	4,443.7	85.3	4,529.0
Intercompany Eliminations			(5.0)			(9.7)
Total			$4,860.2			$4,519.3

PART 1

	Six Months Ended June 30,
	2026			2025
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,340.9	$28.3	$1,369.2	$1,333.8	$29.1	$1,362.9
Other Americas	943.9	14.8	958.7	744.2	9.6	753.8
	2,284.8	43.1	2,327.9	2,078.0	38.7	2,116.7
Southern Europe:
France	2,226.2	20.0	2,246.2	2,094.2	20.8	2,115.0
Italy	970.7	25.9	996.6	850.5	23.2	873.7
Other Southern Europe	1,140.8	26.4	1,167.2	972.7	21.9	994.6
	4,337.7	72.3	4,410.0	3,917.4	65.9	3,983.3
Northern Europe	1,582.1	33.5	1,615.6	1,484.1	41.1	1,525.2
APME	1,008.0	21.2	1,029.2	980.1	21.6	1,001.7
	9,212.6	170.1	9,382.7	8,459.6	167.3	8,626.9
Intercompany Eliminations			(12.1)			(17.3)
Total			$9,370.6			$8,609.6

(4) Share-Based Compensation Plans

During the three months ended June 30, 2026 and 2025, we recognized share-based compensation expense of $7.6 and $7.7, respectively, and $13.6 and $15.3 for the six months ended June 30, 2026 and 2025, respectively. The expense relates to deferred stock units, restricted stock units, performance share units and a savings-related share option scheme in the United Kingdom. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. There was no consideration received from share-based awards for both the six months ended June 30, 2026 and 2025.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $0.8 and $2.3 for the six months ended June 30, 2026 and 2025, respectively.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency.

On June 30, 2026, we liquidated our previously discontinued Venezuela operations within our Americas segment. As a result, we recognized a one-time net loss of $5.5 in interest and other expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2026.

On April 30, 2026, we sold our Jefferson Wells U.S. business, a non-core finance and accounting business in the United States, which is part of our Americas segment, for a transaction value of $100.0. Net cash proceeds were $87.5 after working capital adjustments and other items. In connection with the disposition, we recognized a one-time net gain of $30.0 in selling and administrative expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2026. The gain recognized on the transaction is subject to final working capital adjustments, which are expected to be finalized during the third quarter of 2026.

PART 1

(6) Restructuring Costs

During the six months ended June 30, 2026, we recorded $22.6 in restructuring costs, of which $6.7 was recorded during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, we recorded restructuring costs of $14.4 and $30.2, respectively. Payments made from the restructuring reserve were $14.2 and $32.0 during the three and six months ended June 30, 2026, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $25.2 reserve will be paid by the end of 2026.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2025	$2.7	$8.0	$24.2	$0.2	$—	$35.1
Severance costs	9.2	7.7	4.8	0.4	—	22.1
Lease costs(c)	0.5	—	—	—	—	0.5
Non-cash charges	(0.5)	—	—	—	—	(0.5)
Costs paid	(6.0)	(8.9)	(16.6)	(0.5)	—	(32.0)
Balance, June 30, 2026	$5.9	$6.8	$12.4	$0.1	$—	$25.2
(a)
Balances related to the United States were $0.6 and $2.6 as of December 31, 2025 and June 30, 2026, respectively.
(b)
Balances related to France were $3.1 and $3.6 as of December 31, 2025 and June 30, 2026, respectively. Balances related to Italy were $0.6 and $1.7 as of December 31, 2025 and June 30, 2026, respectively.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense on pre-tax earnings resulting in an effective rate of 42.0% for the three months ended June 30, 2026, as compared to income tax expense on a pre-tax loss resulting in a negative effective tax rate of 60.2% for the three months ended June 30, 2025. The 2026 rate was favorably impacted by the gain on the sale of our Jefferson Wells U.S. business and unfavorably impacted by strategic transformation program costs, restructuring charges, and a discontinued business liquidation charge recorded in the second quarter. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 42.0% effective tax rate for the three months ended June 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We recorded income tax expense on pre-tax earnings resulting in an effective rate of 48.0% for the six months ended June 30, 2026, as compared to income tax expense on a pre-tax loss resulting in a negative effective tax rate of 144.8% for the six months ended June 30, 2025. The 2026 rate was favorably impacted by the gain on the sale of our Jefferson Wells U.S. business and unfavorably impacted by restructuring charges, strategic transformation program costs, and a discontinued business liquidation charge recorded in the first six months of 2026. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 48.0% effective tax rate for the six months ended June 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.0 as of June 30, 2026. If recognized, the entire amount would favorably affect the effective tax rate except for $3.9. As of December 31, 2025, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.4.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2019 through 2026 for our major operations in France, Italy, the United Kingdom and the United States. As of June 30, 2026, we were subject to tax audits in Belgium, Germany, India, Israel, Mexico, Spain, Switzerland, and the United States.

PART 1

(8) Net Earnings (Loss) Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings (loss) available to common shareholders	$53.5	$(67.1)	$56.0	$(61.5)
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.9	46.5	46.8	46.7
Effect of dilutive securities - share-based awards	0.5	—	0.4	—
Weighted-average common shares outstanding - diluted	47.4	46.5	47.2	46.7
Net earnings (loss) per share - basic	$1.14	$(1.44)	$1.20	$(1.32)
Net earnings (loss) per share - diluted	$1.13	$(1.44)	$1.19	$(1.32)

There were 0.6 million and 1.0 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the three months ended June 30, 2026 and 2025, respectively, because their impact was anti-dilutive. There were 0.6 million and 1.1 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the six months ended June 30, 2026 and 2025, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,483.4	$—	$1,483.4	$1,544.6	$—	$1,544.6
Intangible assets:
Finite-lived:
Customer relationships	$828.7	$565.7	$263.0	$833.2	$556.1	$277.1
Other	25.1	23.1	2.0	25.3	23.0	2.3
	853.8	588.8	265.0	858.5	579.1	279.4
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.7	—	98.7	98.7	—	98.7
	150.7	—	150.7	150.7	—	150.7
Total intangible assets	$1,004.5	$588.8	$415.7	$1,009.2	$579.1	$430.1
(a)
Balances were net of accumulated impairment loss of $807.4 as of both June 30, 2026 and December 31, 2025.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2026 and December 31, 2025.
(c)
Balances were net of accumulated impairment loss of $30.6 as of both June 30, 2026 and December 31, 2025.

Total consolidated amortization expense related to intangible assets for the remainder of 2026 is expected to be $13.7 and in each of the next five years as follows: 2027 - $27.1, 2028 - $27.1, 2029 - $26.7, 2030 - $26.3 and 2031 - $26.1.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2025	$1,050.4	$139.9	$164.7	$64.1	$125.5	$1,544.6
Disposition(c)	(53.1)	—	—	—	—	(53.1)
Transfers	117.6	—	—	—	(117.6)	—
Currency impact	(1.5)	(2.6)	(2.7)	(1.3)	—	(8.1)
Balance, June 30, 2026	$1,113.4	$137.3	$162.0	$62.8	$7.9	$1,483.4
(a)
Balances related to the United States were $1,007.2 and $1,071.7 as of December 31, 2025 and June 30, 2026, respectively. The increase in 2026 was due to the transfer of goodwill associated with the acquisitions of Right Management and Jefferson Wells U.S. from Corporate to the United States. The goodwill was reassigned to better align with the reporting unit that manage and benefit from the underlying operations.
(b)
Balances related to France were $80.5 and $78.3 as of December 31, 2025 and June 30, 2026, respectively. Balances related to Italy were $4.0 and $3.9 as of December 31, 2025 and June 30, 2026, respectively.
(c)
See Note 5 to the Consolidated Financial Statements for further information on the disposition of our Jefferson Wells U.S. business.

PART 1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$3.5	$3.8	$7.1	$7.4
Interest cost	5.6	5.0	11.3	9.7
Expected return on assets	(5.3)	(5.2)	(10.6)	(10.0)
Net (gain) loss	(0.1)	0.1	(0.3)	0.2
Prior service cost	0.2	0.2	0.3	0.3
Total benefit cost	$3.9	$3.9	$7.8	$7.6

	Retiree Health Care Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest cost	$0.1	$0.1	$0.2	$0.2
Prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Total benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)

During the three and six months ended June 30, 2026, contributions made to our pension plans were $4.5 and $9.0, respectively, and contributions made to our retiree health care plan were $0.2 and $0.5, respectively. During 2026, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2026	2025
Foreign currency translation	$(261.2)	$(249.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 on both dates	(133.4)	(133.6)
Loss on derivative instruments, net of income tax benefit of $(12.4) and $(21.4), respectively	(28.8)	(53.9)
Gain on interest rate swap, net of income taxes of $0.1 on both dates	0.3	0.5
Defined benefit pension plans, net of income tax benefit of $(16.1) and $(16.4), respectively	23.7	24.0
Retiree health care plan, net of income taxes of $1.7 and $1.8, respectively	0.3	0.6
Accumulated other comprehensive loss	$(399.1)	$(412.1)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded income of $0.3 and $0.4 during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, we recorded income of $0.5 and $0.1, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 per share on May 8, 2026 and May 2, 2025, respectively. The 2026 dividends were paid on June 15, 2026 to shareholders of record as of June 1, 2026. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2026, we did not repurchase any shares under the 2023 authorization. During the six months ended June 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. As of June 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

PART 1

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$23.8	$26.0	$49.5	$48.5
Interest income	(4.8)	(8.2)	(10.9)	(15.1)
Foreign exchange loss	1.7	1.3	2.3	2.2
Miscellaneous income, net	(1.1)	(2.6)	(8.4)	(7.6)
Interest and other expenses, net	$19.6	$16.5	$32.5	$28.0

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

The €400.0 ($455.9) notes due June 2027 and the €500.0 ($567.0) notes due December 2030 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2026.

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

The effect of our net investment hedges on AOCL for the three and six months ended June 30, 2026 and 2025 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2026	2025	2026	2025
Euro Notes	$11.9	$(87.3)	$28.8	$(129.0)
Cross-currency swaps	3.0	(56.9)	4.4	(67.4)

PART 1

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three and six months ended June 30, 2026 and 2025:

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

We expect the net amount of pre-tax derivative gains and losses included in AOCL at June 30, 2026 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. We use cross currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated intercompany notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in other comprehensive income (loss) with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

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

PART 1

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Location of Gain (Loss)	Three Months Ended June 30,
Instrument	2026	2025	Recognized in Income	2026	2025
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(0.2)	$(7.8)
Cross-currency swaps	(0.5)	0.6	Interest and other expenses, net	0.2	7.8

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Six Months Ended June 30,		Location of Gain (Loss)	Six Months Ended June 30,
Instrument	2026	2025	Recognized in Income	2026	2025
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(2.3)	$(2.0)
Cross-currency swaps	0.9	(0.2)	Interest and other expenses, net	2.3	2.0

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 was as follows:

		Gain Recognized in Income
	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Recognized in Income	2026	2025	2026	2025
Foreign currency forward contracts	Interest and other expenses, net	$—	$1.2	$0.7	$2.4

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts receivable, net	$15.5	$—
Cross-currency swaps	Other assets	2.4	14.6
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	0.1	—
Total instruments		$18.0	$14.6

PART 1

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$—	$586.9
Euro Notes due in 2027	Short-term borrowings and current maturities of long-term debt	455.9	—
Euro Notes due in 2027	Long-term debt	—	468.3
Euro Notes due in 2030	Long-term debt	567.0	—
Cross-currency swaps	Accrued liabilities	28.0	33.1
Cross-currency swaps	Other long-term liabilities	64.4	69.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	0.8
Euro Notes due in 2030	Long-term debt	—	583.8
Total instruments		$1,115.3	$1,742.7

Fair Value Measurements on a Recurring Basis

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,024.4 and $1,645.3 as of June 30, 2026 and December 31, 2025, respectively, compared to a carrying value of $1,022.9 and $1,639.0, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $200.6 and $188.6 as of June 30, 2026 and December 31, 2025, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

PART 1

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$32.7	$35.0	$66.0	$65.8
Short-term lease expense	2.8	4.7	5.5	8.8
Variable lease expense	0.9	2.6	1.7	3.3
Total lease expense	$36.4	$42.3	$73.2	$77.9

Other information related to our operating leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of liabilities	$66.0	$65.2
Right-of-use assets obtained in exchange for new liabilities	$24.8	$64.9
Weighted-average remaining lease term	5.0 years	5.3 years
Weighted-average discount rate	4.4%	4.0%

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Operating Leases
2026	$61.3
2027	102.6
2028	79.9
2029	57.7
2030	44.1
2031	32.6
Thereafter	39.9
Total future undiscounted lease payments	418.1
Less imputed interest	(41.6)
Total operating lease liabilities	$376.5

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

Three Months Ended June 30, 2026	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States (a)(b)	$714.3	$540.4	$121.1	$52.8
Other Americas	498.0	429.0	49.9	19.1
	1,212.3	969.4	171.0	71.9
Southern Europe:
France	1,177.6	1,016.4	132.8	28.4
Italy	521.9	440.6	47.2	34.1
Other Southern Europe	609.2	528.5	68.1	12.6
	2,308.7	1,985.5	248.1	75.1
Northern Europe	825.5	695.3	128.2	2.0
APME	518.7	434.3	60.5	23.9
Total Segments	4,865.2	4,084.5	607.8	172.9
Intercompany Eliminations	(5.0)	(4.6)	(0.4)	—
	$4,860.2	$4,079.9	$607.4	$172.9
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(53.9)
Intangible asset amortization expense (c)				(7.0)
Operating profit				112.0
Interest and other expenses, net				(19.6)
Earnings before income taxes				$92.4
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.7 for the three months ended June 30, 2026.
(b)
The United States Selling and Administrative Expenses and OUP included a $30.0 gain on the sale of our Jefferson Wells U.S. business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Three Months Ended June 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States (a)	$674.1	$498.2	$156.2	$19.7
Other Americas	385.9	326.9	42.6	16.4
	1,060.0	825.1	198.8	36.1
Southern Europe:
France	1,149.3	983.0	134.0	32.3
Italy	475.9	400.4	43.7	31.8
Other Southern Europe	524.1	455.6	59.3	9.2
	2,149.3	1,839.0	237.0	73.3
Northern Europe	794.4	663.7	139.7	(9.0)
APME	525.3	435.3	63.6	26.4
Total Segments	4,529.0	3,763.1	639.1	126.8
Intercompany Eliminations	(9.7)	(7.5)	(2.2)	—
	$4,519.3	$3,755.6	$636.9	$126.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(55.1)
Impairment charge (b)				$(88.7)
Intangible asset amortization expense (c)				(8.3)
Operating loss				(25.3)
Interest and other expenses, net				(16.5)
Loss before income taxes				$(41.8)
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

PART 1

Six Months Ended June 30, 2026	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States (a)(b)	$1,369.2	$1,038.7	$275.6	$54.9
Other Americas	958.7	825.2	97.4	36.1
	2,327.9	1,863.9	373.0	91.0
Southern Europe:
France	2,246.2	1,937.2	263.5	45.5
Italy	996.6	841.7	92.1	62.8
Other Southern Europe	1,167.2	1,011.1	135.1	21.0
	4,410.0	3,790.0	490.7	129.3
Northern Europe	1,615.6	1,359.8	262.0	(6.2)
APME	1,029.2	863.3	120.3	45.6
Total Segments	9,382.7	7,877.0	1,246.0	259.7
Intercompany Eliminations	(12.1)	(9.7)	(2.4)	—
	$9,370.6	$7,867.3	$1,243.6	$259.7
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(105.4)
Intangible asset amortization expense (c)				(14.0)
Operating profit				140.3
Interest and other expenses, net				$(32.5)
Earnings before income taxes				$107.8
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $5.1 for the six months ended June 30, 2026.
(b)
The United States Selling and Administrative Expenses and OUP included a $30.0 gain on the sale of our Jefferson Wells U.S. business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Six Months Ended June 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States (a)	$1,362.9	$1,015.2	$316.7	$31.0
Other Americas	753.8	640.1	83.1	30.6
	2,116.7	1,655.3	399.8	61.6
Southern Europe:
France	2,115.0	1,807.9	253.8	53.3
Italy	873.7	734.1	83.2	56.4
Other Southern Europe	994.6	862.9	117.9	13.8
	3,983.3	3,404.9	454.9	123.5
Northern Europe	1,525.2	1,268.1	284.4	(27.3)
APME	1,001.7	833.3	122.0	46.4
Total Segments	8,626.9	7,161.6	1,261.1	204.2
Intercompany Eliminations	(17.3)	(14.0)	(3.3)	—
	$8,609.6	$7,147.6	$1,257.8	$204.2
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(96.2)
Impairment charges (b)				$(88.7)
Intangible asset amortization expense (c)				(16.4)
Operating profit				2.9
Interest and other expenses, net				(28.0)
Loss before income taxes				$(25.1)
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

(16) Contingencies

On June 2, 2026, the Japan Fair Trade Commission (“JFTC”) carried out an inspection of certain offices associated with our Japanese subsidiary as part of the JFTC’s investigation of the temporary staffing industry in Japan. We are cooperating with the JFTC investigation. As of the filing date of this Quarterly Report, the JFTC has not communicated the potential impact of any actions related to these matters to ManpowerGroup in Japan. The JFTC investigation is ongoing, and currently we are unable to predict or determine the scope, duration or outcome of the investigation or whether the investigation will or could have a material impact on our Consolidated Financial Statements.

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

In the second quarter of 2026, we delivered strong revenue growth and improved profitability, with particularly strong demand in the United States, Latin America, Asia Pacific Middle East and select European markets including Italy, Spain, Poland and Norway. Employers remain measured in their workforce planning decisions, but hiring activity continued to improve across many of our key markets. Demand trends strengthened during the quarter, supported by very strong growth in the Manpower brand and sequential improvement across Experis and Talent Solutions. While performance continues to vary across markets and brands, improving trends in Experis, continued growth in MSP, and strengthening RPO activity support our view that 2026 represents an important inflection point for ManpowerGroup as we execute our transformation strategy and position the business for long-term profitable growth.

During the second quarter of 2026, the United States dollar weakened on average, relative to the currencies in most of our markets, and overall had a favorable impact on our reported results. The changes in the foreign currency exchange rates had a 1.7% favorable impact on revenues from services. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the second quarter of 2026 compared to the second quarter of 2025, we experienced a 14.4% revenue increase in the Americas, primarily driven by an increase in demand for our Manpower staffing services and the favorable impact of currency exchange rates, partially offset by a decrease in demand for our Experis interim services. During the second quarter of 2026 compared to the second quarter of 2025, we experienced a 7.4% revenue increase in Southern Europe, primarily due to an increase in demand for Manpower staffing services, the favorable impact of currency exchange rates, and an increase in demand for our Experis interim services. During the second quarter of 2026 compared to the second quarter of 2025, we experienced a 3.9% revenue increase in Northern Europe, primarily due to an increase in demand for our Manpower staffing services and the favorable impact of currency exchange rates, partially offset by a decrease in demand for our Experis interim services. We experienced a -1.2% revenue decrease in APME in the second quarter of 2026 compared to the second quarter of 2025 primarily due to the unfavorable impact of currency exchange rates, partially offset by an increase in demand for our Manpower staffing services and an increase in demand for our Experis interim services.

From a brand perspective, we experienced revenue increases in Manpower and Talent Solutions while Experis experienced a revenue decrease in the second quarter of 2026 compared to the second quarter of 2025. In our Manpower brand, the revenue increase was primarily due to increased demand for staffing services and Outcome Based Solutions. In our Talent Solutions brand, the revenue increase was primarily due to the favorable impact of currency exchange rates. The revenue decrease in our Experis brand was primarily due to decreased demand in our interim services and permanent recruitment services.

In the second quarter of 2026, our gross profit margin decreased 80 basis points compared to the second quarter of 2025, primarily attributable to decreases in our staffing and interim margins due to business mix shifts and impact from the sale of the higher-margin Jefferson Wells U.S. business.

Our operating profit increased $137.3 in the second quarter of 2026 and our operating profit margin increased 290 basis points compared to the second quarter of 2025. Operating profit margin increased in the second quarter of 2026 primarily due to the negative impact of impairment in the prior year related to our goodwill and indefinite lived intangible assets, the positive impact from the gain on sale of the Jefferson Wells U.S. business in the current year, and increased demand in our Manpower staffing services.

Operating Results - Three Months Ended June 30, 2026 and 2025

The following table presents selected consolidated financial data for the three months ended June 30, 2026 as compared to 2025.

(in millions, except per share data)	2026	2025	Variance	Constant Currency Variance
Revenues from services	$4,860.2	$4,519.3	7.5%	5.8%
Cost of services	4,079.9	3,755.6	8.6%	6.8%
Gross profit	780.3	763.7	2.2%	0.7%
Gross profit margin	16.1%	16.9%
Selling and administrative expenses, excluding goodwill impairment charge	668.3	700.3	(4.6)%	(6.0)%
Goodwill impairment charge	-	88.7	N/A	N/A
Selling and administrative expenses	668.3	789.0	(15.3)%	(16.6)%
Operating profit (loss)	112.0	(25.3)	N/A	N/A
Operating profit margin	2.3%	(0.6)%
Interest and other expenses, net	19.6	16.5	18.1%
Earnings (loss) before income taxes	92.4	(41.8)	N/A	N/A
Provision for income taxes	38.9	25.3	54.2%
Effective income tax rate	42.0%	(60.2)%
Net earnings (loss)	$53.5	$(67.1)	N/A	N/A
Net earnings (loss) per share – diluted	$1.13	$(1.44)	N/A	N/A
Weighted average shares – diluted	47.4	46.5	2.0%

PART 1

The year-over-year increase in revenues from services was 7.5% (5.8% in constant currency and 6.1% in organic constant currency) primarily attributed to:

•
a revenue increase in the Americas of 14.4% (12.5% increase in constant currency and 13.9% in organic constant currency) primarily driven by a $126.1 increase in demand for our Manpower staffing services and a $20.0 favorable impact of currency exchange rates, partially offset by a $7.9 decrease in demand for our Experis interim services. The United States, our largest market in the Americas, experienced a revenue increase of 6.0% (8.0% in organic constant currency) primarily driven by a $42.3 increase in demand for our Manpower staffing services, partially offset by a $10.3 decrease in demand for our Experis interim services. The revenue increase in the United States was accompanied by a revenue increase of 29.0% (23.8% in constant currency) in our Other America countries, primarily driven by an $83.0 increase in demand for our Manpower staffing services.
•
a revenue increase in Southern Europe of 7.4% (4.0% in constant currency) primarily driven by a $79.6 increase in demand for our Manpower staffing services, a $73.3 favorable impact of currency exchange rates, and a $5.0 increase in demand for our Experis interim services. France, the largest market in Southern Europe, experienced a revenue increase of 2.5% (flat in constant currency) primarily driven by a $27.8 favorable impact of currency exchange rates and an $8.1 increase in demand for our Manpower staffing services, partially offset by a $4.2 decrease in demand for our Outcome Based Solutions. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 9.6% (7.0% in constant currency) primarily driven by a $29.2 increase in demand for our Manpower staffing services and a $12.5 favorable impact of currency exchange rates;
•
a revenue increase in Northern Europe of 3.9% (1.4% in constant currency) primarily driven by a $34.2 increase in demand for our Manpower staffing services and the $20.1 favorable impact of currency exchange rates, partially offset by a $19.7 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $11.7, Poland of $ 11.4, the United Kingdom of $5.9 and Belgium of $2.4, which represented revenue increases of 7.3%, 18.1%, 2.3% and 2.9%, respectively (1.1%, 15.0%, 1.9%, and 0.5%, respectively, in constant currency). This was partially offset by decreases in the Netherlands of $3.3 and Germany of $0.4, which represented revenue decreases of -3.6% and -0.4% respectively (-5.9% and -2.6% respectively, in constant currency); and
•
a revenue decrease in APME of -1.2% (5.0% increase in constant currency) primarily driven by a $32.8 unfavorable impact of currency exchange rates, partially offset by a $25.2 increase in demand for our Manpower staffing services and a $1.8 increase in demand for our Experis interim services. Japan's -7.0% revenue decrease (2.7% increase in constant currency) is primarily due to a $30.8 unfavorable impact of currency exchange rates, partially offset by a $7.9 increase in demand for our Manpower staffing services. India's -6.9% revenue decrease (3.0% increase in constant currency) is primarily due to a $6.7 unfavorable impact of currency exchange rates, partially offset by a $2.2 increase in demand for our Manpower staffing services.

The year-over-year 80 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact from the decrease in staffing and interim margins due to business mix shifts and the sale of the higher-margin Jefferson Wells U.S. business;
•
a 10 basis point unfavorable impact from decreases in permanent recruitment margins due to lower levels of activity; and
•
a 20 basis point unfavorable impact from other services.

The -15.3% decrease in selling and administrative expenses in the second quarter of 2026 compared to the second quarter of 2025 (-16.6% in constant currency and -16.1% in organic constant currency) was primarily attributed to:

•
an $88.7 impact of goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units in the prior-year quarter ended June 30, 2025 compared to no impairment charges in the current-year quarter ended June 30, 2026;
•
a $30.0 positive impact from the gain on sale of our Jefferson Wells U.S. business in the current-year quarter;
•
a $9.8 decrease (-0.5% as reported, -2.2% in constant currency, and -1.4% in organic constant currency) in personnel costs primarily due to a $9.4 decrease in salaries as we saw the effects of restructuring actions previously taken; and
•
a $7.3 decrease (-51.3% as reported and -52.9% in constant currency) in restructuring costs when compared to the second quarter of 2025; partially offset by
•
a $7.1 increase in strategic transformation program costs related to our global transformation initiative; and
•
a $10.1 increase due to the impact of changes in currency exchange rates.

PART 1

Selling and administrative expenses as a percent of revenues decreased 370 basis points in the second quarter of 2026 compared to the second quarter of 2025 due primarily to:

•
a 200 basis point favorable impact attributable to our goodwill and indefinite lived intangible asset impairment charges in 2025 which were related to our Switzerland and United Kingdom reporting units compared to no impairment charges in the current-year quarter ended June 30, 2026;
•
a 70 basis point favorable impact as a result of lower personnel costs primarily due to a decrease in salaries and other personnel costs due to the effects of restructuring actions previously taken;
•
a 50 basis point favorable impact due to the gain on the sale of our Jefferson Wells U.S. business;
•
a 30 basis point favorable impact due to decreases office lease expense and other non-personnel costs; and
•
a 20 basis point favorable impact as a result of the decrease in restructuring costs incurred in the second quarter of 2026 compared to the second quarter of 2025.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $19.0 in the second quarter of 2026 compared to $17.8 in the second quarter of 2025 primarily due to increased interest expense on €500.0 notes due December 2030. Foreign exchange loss, net was $1.7 in the second quarter of 2026 compared to $1.3 in the second quarter of 2025. Miscellaneous income, net was $1.1 in the second quarter of 2026 compared to $2.6 in the second quarter of 2025.

We recorded income tax expense on pre-tax earnings resulting in an effective rate of 42.0% for the three months ended June 30, 2026, as compared to income tax expense on a pre-tax loss resulting in a negative effective tax rate of 60.2% for the three months ended June 30, 2025. The 2026 rate was favorably impacted by the gain on the sale of our Jefferson Wells U.S. business and unfavorably impacted by strategic transformation program costs, restructuring charges, and a discontinued business liquidation charge recorded in the second quarter. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 42.0% effective tax rate for the three months ended June 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $1.13 in the second quarter of 2026 compared to net loss per share - diluted of -$1.44 in the second quarter of 2025. The gain on the sale of our Jefferson Wells U.S. business and a discontinued business liquidation charge favorably impacted net earnings per share $0.37, partially offset by restructuring and strategic transformation program costs with an unfavorable impact of $0.23. The net positive impact of all these factors is approximately $0.14, net of tax, in the second quarter of 2026.

Weighted average shares - diluted increased to 47.4 million in the second quarter of 2026 from 46.5 million in the second quarter of 2025. The increase was primarily attributable to the inclusion of certain dilutive securities in the second quarter of 2026 weighted average share count. In the second quarter of 2025, all dilutive securities were excluded due to the net loss incurred during the period.

PART 1

Operating Results - Six Months Ended June 30, 2026 and 2025

The following table presents selected consolidated financial data for the six months ended June 30, 2026 as compared to 2025.

(in millions, except per share data)	2026	2025	Variance	Constant Currency Variance
Revenues from services	$9,370.6	$8,609.6	8.8%	4.4%
Cost of services	7,867.3	7,147.6	10.1%	5.5%
Gross profit	1,503.3	1,462.0	2.8%	(1.0)%
Gross profit margin	16.0%	17.0%
Selling and administrative expenses, excluding goodwill impairment charge	1,363.0	1,370.4	(0.5)%	(4.1)%
Goodwill impairment charge	-	88.7	N/A	N/A
Selling and administrative expenses	1,363.0	1,459.1	(6.6)%	(10.0)%
Operating profit	140.3	2.9	4702.9%	4487.8%
Operating profit margin	1.5%	0.0%
Interest and other expenses, net	32.5	28.0	16.1%
Earnings (loss) before income taxes	107.8	(25.1)	N/A	N/A
Provision for income taxes	51.8	36.4	42.2%
Effective income tax rate	48.0%	(144.8)%
Net earnings (loss)	$56.0	$(61.5)	N/A	N/A
Net earnings (loss) per share – diluted	$1.19	$(1.32)	N/A	N/A
Weighted average shares – diluted	47.2	46.7	1.2%

The year-over-year increase in revenues from services of 8.8% (4.4% in constant currency and 4.7% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 10.0% (8.0% in constant currency and 8.7% in organic constant currency) primarily driven by a $204.0 increase in demand for our Manpower staffing services and a $41.7 favorable impact of currency exchange rates, partially offset by a decrease in demand for Experis interim services of $59.8. The United States, our largest market in the Americas, experienced a revenue increase of 0.5% (1.4% in organic constant currency) primarily driven by a $55.0 increase in demand for our Manpower staffing services and a $10.6 increase in demand for MSP services, partially offset by a $62.8 decrease in demand for our Experis interim services. The revenue increase in the United States was accompanied by an increase in our Other America countries, which experienced a revenue increase of $163.2, primarily driven by the $149.1 increase in demand for our Manpower staffing services.
•
a revenue increase in Southern Europe of 10.7% (3.5% in constant currency) primarily driven by the $285.3 favorable impact of currency exchange rates and a $137.1 increase in our Manpower staffing services. France, the largest market in Southern Europe, experienced a revenue increase of 6.2% (-0.1% decrease in constant currency) primarily driven by the $133.9 favorable impact of currency exchange rates and an $11.5 increase in demand for our Manpower staffing services, partially offset by an $8.7 decrease in our Outcome Based Solutions. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 14.1% (7.2% in constant currency) primarily driven by the $59.5 favorable impact of currency exchange rates and a $56.5 increase in demand for our Manpower staffing services.
•
a revenue increase in Northern Europe of 5.9% (-0.1% decrease in constant currency) primarily driven by the $92.5 favorable impact of currency exchange rates and a $53.1 increase in demand for our Manpower staffing services, partially offset by a $40.4 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $31.4, Poland of $25.5, the United Kingdom of $17.8, Belgium of $8.4, and the Netherlands of $1.2, which represented revenue increases of 10.5%, 21.2%, 3.4%, 5.6%, and 0.7%, respectively (0.6%, 14.2%, flat, and decreases of -0.7% and -5.5%, respectively, in constant currency). This was partially offset by a revenue decrease in Germany of $5.0, or -2.7% (-8.4% in constant currency); and

PART 1

•
a revenue increase in APME of 2.8% (6.5% in constant currency) primarily driven by a $56.5 increase in demand for our Manpower staffing services and a $7.5 increase in demand for our Experis interim services, partially offset by a $37.5 unfavorable impact of currency exchange rates. Within our APME segment, we experienced revenue decreases in Japan of -2.2% and India of -1.3% (increases of 4.3% and 6.6% in constant currency, respectively). Japan's revenue decrease was primarily due to a $39.7 unfavorable impact of currency exchange rates, partially offset by a $22.9 increase in demand for our Manpower staffing services. India's revenue decrease was primarily due to a $10.6 unfavorable impact of currency exchange rates, partially offset by a $5.1 increase in demand for our Manpower staffing services and a $2.5 increase in demand for our Experis interim services.

The year-over-year 100 basis point decrease in gross profit margin was primarily attributed to:

•
a 60 basis point unfavorable impact from the decrease in staffing and interim margins from business mix shifts and the sale of the higher-margin Jefferson Wells U.S. business;
•
a 20 basis point unfavorable impact from decreases in permanent recruitment due to lower levels of activity; and
•
a 20 basis point unfavorable impact from decreased demand for our career transition services.

The -6.6% decrease in selling and administrative expenses in the first half of 2026 compared to the first half of 2025 (-10.0% in constant currency and -9.7% in organic constant currency) was primarily attributed to:

•
an $88.7 impact of goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units in the first half of 2025 compared to no impairment charges in the first half of 2026;
•
a $30.0 positive impact from the gain on the sale of our Jefferson Wells U.S. business in the first half of 2026;
•
a $24.1 decrease (1.2% increase as reported, -2.8% decrease in constant currency, and -2.3% in organic constant currency) in personnel costs primarily due to an $18.8 decrease in salaries as we saw the effects of restructuring actions previously taken;
•
an $8.0 decrease to office lease and occupancy costs (-3.4% as reported, -7.7% in constant currency, and -7.5% in organic constant currency); and
•
a $7.9 decrease (-22.6% as reported and -27.6% in constant currency) in restructuring costs incurred in the first half of 2026 compared to the first half of 2025; partially offset by
•
a $49.1 increase due to the impact of currency exchange rates; and
•
a $17.0 increase in strategic transformation program costs related to our global transformation initiative.

Selling and administrative expenses as a percent of revenues decreased 240 basis points in the first half of 2026 compared to the first half of 2025 due primarily to:

•
a 100 basis point decrease attributable to goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units in the first half of 2025 compared to no impairment charges in the first half of 2026;
•
a 70 basis point favorable impact as personnel costs decreased as a percent of revenues primarily due to decreased salaries due to previous restructuring actions;
•
a 40 basis point favorable impact due to the gain on the sale of our Jefferson Wells U.S. business during the first half of 2026;
•
a 30 basis point favorable impact due to decreases office lease and occupancy expense and other non-personnel costs;
•
a 10 basis point favorable currency impact; and
•
a 10 basis point favorable impact as a result of the decrease in restructuring costs incurred in the first half of 2026 compared to the first half of 2025; partially offset by
•
a 20 basis point increase due to strategic transformation program costs related to our global transformation initiative.

PART 1

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $38.6 in the first half of 2026 compared to $33.4 in the first half of 2025 primarily due to increased interest expense on €500.0 notes due December 2030 during the period. Foreign exchange loss, net was $2.3 in the first half of 2026 compared to $2.2 in the first half of 2025. Miscellaneous income, net was $8.4 in the first half of 2026 compared to $7.6 in the first half of 2025.

We recorded income tax expense on pre-tax earnings resulting in an effective rate of 48.0% for the six months ended June 30, 2026, as compared to income tax expense on a pre-tax loss resulting in a negative effective tax rate of 144.8% for the six months ended June 30, 2025. The 2026 rate was favorably impacted by the gain on the sale of our Jefferson Wells U.S. business and unfavorably impacted by restructuring charges, strategic transformation program costs, and a discontinued business liquidation charge recorded in the first six months of 2026. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 48.0% effective tax rate for the six months ended June 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $1.19 in the first half of 2026 compared to net loss per share - diluted of -$1.32 in the first half of 2025. The gain on the sale of our Jefferson Wells U.S. business and a discontinued business liquidation charge favorably impacted net earnings per share $0.38, but was partially offset by restructuring and strategic transformation program costs with an unfavorable impact of $0.70. The net positive impact of all these factors is approximately $0.32, net of tax, in the first half of 2026.

Weighted average shares - diluted increased to 47.2 in the first half of 2026 from 46.7 in the first half of 2025. The increase was primarily attributable to the inclusion of certain dilutive securities in the first half of 2026 weighted average share count. In the first half of 2025, all dilutive securities were excluded due to the net loss incurred during the period.

Segment Operating Results

Americas

In the Americas, revenues from services increased 14.4% (12.5% increase in constant currency and 13.9% in organic constant currency) in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a $126.1 increase in demand for our Manpower staffing services and a $20.0 favorable impact of currency exchange rates, partially offset by a $7.9 decrease in demand for our Experis interim services. In the United States (which represented 59% of the Americas' revenues), revenues from services increased 6.0% (8.0% in organic constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by a $42.3 increase in demand for our Manpower staffing services, partially offset by a $10.3 decrease in demand for our Experis interim services. In Other Americas, revenues from services increased 29.0% (23.8% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by an $83.0 increase in demand for our Manpower staffing services. Within our Other Americas segment, we experienced an increase in Colombia of $22.2, Chile of $15.9, Mexico of $8.7, Canada of $4.4, and Argentina of $4.1, which represented increases of 50.7%, 36.5%, 14.7%, 6.0%, and 11.1%, respectively (29.7%, 29.9%, 2.4%, 6.1%, and 36.2%, respectively, in constant currency).

In the Americas, revenues from services increased 10.0% (8.0% increase in constant currency and 8.7% in organic constant currency) in the first half of 2026 compared to the first half of 2025 primarily due to a $204.0 increase in demand for our Manpower staffing services and a $41.7 favorable impact due to currency exchange rates, partially offset by a decrease in demand for Experis interim services of $59.8. In the United States, revenues from services increased 0.5% (1.4% in organic constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by a $55.0 increase in demand for our Manpower staffing services and a $10.6 increase in demand for MSP services, partially offset by a $62.8 decrease in demand for our Experis interim services. In Other Americas, revenues from services increased 27.2% (21.6% in constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by the $149.1 increase in demand for our Manpower staffing services. Within our Other Americas segment, we experienced an increase in Colombia of $43.9, Chile of $33.5, Mexico of $19.0, Canada of $10.3, and Peru of $9.9, which represented increases of 49.6%, 39.5%, 16.7%, 7.4%, and 13.6%, respectively (30.4%, 30.6%, 2.3%, 5.2%, and 5.4%, respectively, in constant currency).

Gross profit margin decreased 220 basis points in the second quarter of 2026 compared to the second quarter of 2025. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 140 basis points to the decrease, decreased activity in our outplacement services and permanent placement, which each contributed 30 basis points to the decrease, and decreased activity due to business mix shifts, which contributed 20 basis points to the decrease.

PART 1

Gross profit margin decreased 190 basis points in the first half of 2026 compared to the first half of 2025. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 140 basis points to the decrease, decreased activity in our permanent recruitment services, which contributed 40 basis points to the decrease, and decreased activity in our Outplacement services, which contributed 10 basis points to the decrease.

Selling and administrative expenses decreased -13.9% (-15.2% in constant currency and -13.7% organic constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by a $30.0 favorable impact from the gain on sale of the Jefferson Wells U.S. business during the second quarter of 2026 and lower personnel costs of $6.2 as we saw the effects of restructuring actions taken.

Selling and administrative expenses decreased -6.7% (-8.0% in constant currency and -7.2% in organic constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by a $30.0 favorable impact from the gain on sale of the Jefferson Wells U.S. business during the first half of 2026 and lower personnel costs of $13.1 as we saw the effects of restructuring actions taken.

OUP increased 99.0% (97.3% in constant currency and 102.3% in organic constant currency) in the second quarter of 2026, which represented a 5.9% OUP margin, an increase from the 3.4% in the second quarter of 2025. This OUP increase was primarily due to the impact of the gain on the sale of our Jefferson Wells U.S. business. In the United States, OUP margin increased to 7.4% in the second quarter of 2026 from 2.9% in the second quarter of 2025 primarily due to the gain on the sale of our Jefferson Wells U.S. business. Other Americas OUP margin decreased to 3.8% in the second quarter of 2026 from 4.3% in the second quarter of 2025 primarily due to a decrease in our gross profit margin driven by lower margin enterprise sales.

OUP increased 47.8% (45.3% in constant currency and 47.4% in organic constant currency) in the first half of 2026, which represented a 3.9% OUP margin, an increase from 2.9% in the first half of 2025. This OUP increase was primarily due to the impact of the gain on the sale of our Jefferson Wells U.S. business. In the United States, OUP margin increased to 4.0% in the first half of 2026 from 2.3% in the first half of 2025 primarily due to the gain on the sale of our Jefferson Wells U.S. business. Other Americas OUP margin decreased to 3.8% in the first half of 2026 from 4.1% in the first half of 2025 primarily due to a decrease in our gross profit margin, as noted above.

Southern Europe

In Southern Europe, revenues from services increased 7.4% (4.0% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a $79.6 increase in demand for our Manpower staffing services, a $73.3 favorable impact of currency exchange rates, and a $5.0 increase in demand for our Experis interim services. In France (which represented 51% of Southern Europe’s revenues), revenues from services increased 2.5% (flat in constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by a $27.8 favorable impact of currency exchange rates and an $8.1 increase in demand for our Manpower staffing services, partially offset by a $4.2 decrease in demand for our Outcome Based Solutions. In Italy (which represented 23% of Southern Europe’s revenues), revenues from services increased 9.6% (7.0% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by a $29.2 increase in demand for our Manpower staffing service and the $12.5 favorable impact of currency exchange rates. In Other Southern Europe, revenues from services increased 16.2% (9.9% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily due to a $42.4 increase in demand for our Manpower staffing services and the $33.0 favorable impact of currency exchange rates. Within our Other Southern Europe segment, we experienced revenue increases in Spain of $29.6, or 20.4% (17.7% in constant currency) and Israel of $29.5, or 29.7% (7.2% in constant currency).

In Southern Europe, revenues from services increased 10.7% (3.5% in constant currency) in the first half of 2026 compared to the first half of 2025 primarily due to the $285.3 favorable impact of currency exchange rates and a $137.1 increase in our Manpower staffing services. In France, revenues from services increased 6.2% (-0.1% decrease in constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by the $133.9 favorable impact of currency exchange rates and an $11.5 increase in demand for our Manpower staffing services, partially offset by an $8.7 decrease in our Outcome Based Solutions. In Italy, revenues from services increased 14.1% (7.2% in constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by the $59.5 favorable impact of currency exchange rates and a $56.5 increase in demand for our Manpower staffing services. In Other Southern Europe, revenues from services increased 17.4% (8.1% in constant currency) in the first half of 2026 compared to the first half of 2025, primarily due to the $91.9 favorable impact of currency exchange rates and a $69.2 increase in demand for our Manpower staffing services. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $61.0, or 22.8% (15.5% in constant currency) and Israel of $53.9, or 27.5% (7.8% in constant currency).

PART 1

Gross profit margin decreased 40 basis points in the second quarter of 2026 compared to the second quarter of 2025. This decrease was primarily due to increased demand Manpower staffing services, which contributed 30 basis points to the decrease, and lower activity in our Outcome Based solutions, which contributed 10 basis points to the decrease.

Gross profit margin decreased 40 basis points in the first half of 2026 compared to the first half of 2025. This decrease was primarily due to due to increased demand in our Manpower staffing services, which contributed 40 basis points to the decrease.

Selling and administrative expenses increased 4.7% (1.2% in constant currency) during the second quarter of 2026 compared to the second quarter of 2025, primarily due to the $8.2 unfavorable impact of currency exchange rates and an increase of $3.1 increase in personnel costs, partially offset by a decrease of $2.1 in non-personnel costs.

Selling and administrative expenses increased 7.8% (0.5% in constant currency) during the first half of 2026 compared to the first half of 2025, primarily due to the $33.2 unfavorable impact of currency exchange rates and an increase of $4.2 in personnel costs, partially offset by a decrease of $5.5 in non-personnel costs incurred.

OUP increased 2.5% (-1.0% in constant currency) in the second quarter of 2026, which represented a 3.3% OUP margin, a decrease from 3.4% in the second quarter of 2025. This OUP increase was primarily due to the favorable impact of currency exchange rates. In France, the OUP margin decreased to 2.4% for the second quarter of 2026 compared to 2.8% for the second quarter of 2025, primarily due to a decrease in gross profit margin due to mix shifts. In Italy, the OUP margin decreased to 6.5% for the second quarter of 2026 compared to 6.7% for the second quarter of 2025 primarily due to a decrease in gross profit margin in our staffing business due to business mix shifts. In Other Southern Europe, the OUP margin increased to 2.1% for the second quarter of 2026 from 1.7% for the second quarter of 2025.

OUP increased 4.8% (-1.4% in constant currency) in the first half of 2026, which represented a 2.9% OUP margin, a decrease from 3.1% in the first half of 2025. This OUP increase was primarily due to the favorable impact of currency exchange rates. In France, the OUP margin decreased to 2.0% for the first half of 2026 compared to 2.5% for the first half of 2025, primarily due to a decrease in gross profit margin due to mix shifts. In Italy, the OUP margin decreased to 6.3% for the first half of 2026 compared to 6.5% for the first half of 2025 primarily due to a decrease in gross profit margin in our staffing business due to business mix shifts. In Other Southern Europe, the OUP margin increased to 1.7% for the first half of 2026 from 1.3% for the first half of 2025 primarily due increased activity in our Manpower staffing solutions.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 33%, 21%, 11%, 11% and 10%, respectively, of Northern Europe’s revenues). In Northern Europe, revenues from services increased 3.9% (1.4% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by a $34.2 increase in demand for our Manpower staffing services and the $20.1 favorable impact of currency exchange rates, partially offset by a $19.7 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $11.7, Poland of $11.4, the United Kingdom of $5.9, and Belgium of $2.4, which represented revenue increases of 7.3%, 18.1%, 2.3%, and 2.9%, respectively (1.1%, 15.0%, 1.9%, and 0.5%, respectively, in constant currency). These increases were partially offset by decreases in the Netherlands of $3.3, and Germany of $0.4, which represented revenue decreases of -3.6%, and -0.4% respectively (-5.9% and -2.6%, respectively, in constant currency).

In Northern Europe, revenues from services increased 5.9% (-0.1% decrease in constant currency) in the first half of 2026 compared to the first half of 2025, primarily driven by the $92.5 favorable impact of currency exchange rates and a $53.1 increase in demand for our Manpower staffing services, partially offset by a $40.4 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $31.4, Poland of $25.5, the United Kingdom of $17.8, Belgium of $8.4, and the Netherlands of $1.2, which represented revenue increases of 10.5%, 21.2%, 3.4%, 5.6%, and 0.7%, respectively (0.6%, 14.2%, flat, and decreases of -0.7% and -5.5%, respectively, in constant currency). This was partially offset by a revenue decrease in Germany of $5.0, or -2.7% (-8.4% in constant currency.

Gross profit margin decreased by 70 basis points in the second quarter of 2026 compared to the second quarter of 2025. The decrease was primarily due to a decrease in our Experis interim demand, which had a 70 basis point impact and decreased activity in our higher-margin permanent recruitment business, which had a 40 basis point impact, partially offset by increased activity in our Manpower staffing services, which had a 40 basis point impact.

Gross profit margin decreased by 110 basis points in the first half of 2026 compared to the first half of 2025. The decrease was primarily due to a decrease in our Experis interim demand, which had a 70 basis point impact and decreased activity in our higher-margin permanent recruitment business, which had a 40 basis point impact.

PART 1

Selling and administrative expenses decreased -8.2% (-10.5% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025. The decrease was primarily driven by an $11.5 decrease in restructuring costs taken in the second quarter of 2026 compared to the second quarter of 2025 and a $7.4 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken.

Selling and administrative expenses decreased -7.9% (-13.6% in constant currency) in the first half of 2026 compared to the first half of 2025. The decrease was primarily driven by a decrease of $18.7 in restructuring costs incurred in the first six months of 2026 compared to the first six months of 2025 and a $17.8 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken, partially offset by the $16.4 unfavorable impact due to currency exchange rates.

OUP in Northern Europe increased $10.9 in the second quarter of 2026, which represented a 0.2% OUP margin, an increase from -1.1% in the second quarter of 2025. This OUP margin increase was primarily driven by OUP increases in Germany of $7.0 and the Nordics of $6.9 resulting from a decrease in SG&A as a percentage of revenue, partially offset by a decrease in gross profit margin.

OUP in Northern Europe increased $21.1 in the first half of 2026, which represented a -0.4% OUP margin, an increase from -1.8% in the first half of 2025. This OUP margin increase was primarily driven by an OUP increase in the Nordics of $9.4 and Germany of $7.7 resulting from a decrease in SG&A as a percentage of revenue, partially offset by a decrease in gross profit margin.

APME

Revenues from services decreased -1.2% (5.0% increase in constant currency) in the second quarter of 2026 compared to the second quarter of 2025 primarily driven by the $32.8 unfavorable impact of currency exchange rates, partially offset by a $25.2 increase in demand for our Manpower staffing services and a $1.8 increase in demand for our Experis interim services. In Japan (which represented 57% of APME’s revenues), revenues from services decreased by $22.2, or -7.0% (2.7% increase in constant currency), primarily driven by the $30.8 unfavorable impact of currency exchange rates, partially offset by a $7.9 increase in demand for our Manpower staffing services. In India (which represented 12% of APME’s revenues), revenues from services decreased by $4.7, or -6.9% (3.0% increase in constant currency), primarily driven by the $6.7 unfavorable impact of currency exchange rates, partially offset by a $2.2 increase in demand for our Manpower staffing services.

Revenues from services increased 2.8% (6.5% in constant currency) in the first half of 2026 compared to the first half of 2025 primarily driven by a $56.5 increase in demand for our Manpower staffing services and a $7.5 increase in demand for our Experis interim services, partially offset by a $37.5 unfavorable impact of currency exchange rates. In Japan, revenues from services decreased by $13.5, or -2.2% (4.3% increase in constant currency), primarily driven a $39.7 unfavorable impact of currency exchange rates, partially offset by a $22.9 increase in demand for our Manpower staffing services. In India, revenues from services decreased by $1.7, or -1.3% (6.6% increase in constant currency), primarily driven by a $10.6 unfavorable impact of currency exchange rates, partially offset by a $5.1 increase in demand for our Manpower staffing services and a $2.5 increase in demand for our Experis interim services.

Gross profit margin decreased by 70 basis points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to decreased margins for our Manpower staffing services, which contributed 30 basis points to the decrease, decreased margins for our Experis interim services, which contributed 20 basis points to the decrease, and decreased margins for our permanent placement and consulting businesses, which each contributed 10 basis points to the decrease.

Gross profit margin decreased by 60 basis points in the first half of 2026 compared to the first half of 2025, primarily due to decreased margins for our Manpower staffing services, which contributed 20 basis points to the decrease, decreased margins for our MSP business, which contributed 20 basis points to the decrease, and decreased margins for our permanent placement and Outcome Based Solutions, which each contributed 10 basis points to the decrease.

Selling and administrative expenses decreased -5.2% (increased 0.4% in constant currency) in the second quarter of 2026 compared to the second quarter of 2025. The decrease is primarily due to the $3.6 favorable impact of currency exchange rates.

Selling and administrative expenses decreased -1.4% (increased 1.7% in constant currency) in the first half of 2026 compared to the first half of 2025. The decrease is primarily due to the $3.8 favorable impact of currency exchange rates, partially offset by a $2.6 increase in personnel costs.

OUP in APME decreased -8.9% (0.2% increase in constant currency) in the second quarter of 2026, which represented a 4.6% OUP margin, a decrease from 5.0% in the second quarter of 2025. This OUP margin decrease was primarily driven by the unfavorable impact due to currency exchange rates.

PART 1

OUP in APME decreased -1.7% (5.0% increase in constant currency) in the first half of 2026, which represented a 4.4% OUP margin, a decrease from 4.6% in the first half of 2025. This OUP margin decrease was primarily driven by the unfavorable impact due to currency exchange rates.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended June 30, 2026, Compared to 2025
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$714.3	6.0%	—	6.0%	(2.0)%	8.0%
Other Americas	498.0	29.0%	5.2%	23.8%	—	23.8%
	1,212.3	14.4%	1.9%	12.5%	(1.4)%	13.9%
Southern Europe:
France	1,177.6	2.5%	2.5%	0.0%	—	0.0%
Italy	521.9	9.6%	2.6%	7.0%	—	7.0%
Other Southern Europe	609.2	16.2%	6.3%	9.9%	—	9.9%
	2,308.7	7.4%	3.4%	4.0%	—	4.0%
Northern Europe	825.5	3.9%	2.5%	1.4%	(0.3)%	1.7%
APME	518.7	(1.2)%	(6.2)%	5.0%	(0.2)%	5.2%
	4,865.2
Intercompany Eliminations	(5.0)
Consolidated	$4,860.2	7.5%	1.7%	5.8%	(0.3)%	6.1%
Gross Profit	$780.3	2.2%	1.5%	0.7%	(0.7)%	1.4%
Selling and Administrative Expenses	$668.3	(15.3)%	1.3%	(16.6)%	(0.5)%	(16.1)%
Operating Profit	$112.0	N/A		N/A		N/A

PART 1

	Six Months Ended June 30, 2026, Compared to 2025
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,369.2	0.5%	—	0.5%	(0.9)%	1.4%
Other Americas	958.7	27.2%	5.6%	21.6%	—	21.6%
	2,327.9	10.0%	2.0%	8.0%	(0.7)%	8.7%
Southern Europe:
France	2,246.2	6.2%	6.3%	(0.1)%	—	(0.1)%
Italy	996.6	14.1%	6.9%	7.2%	—	7.2%
Other Southern Europe	1,167.2	17.4%	9.3%	8.1%	—	8.1%
	4,410.0	10.7%	7.2%	3.5%	—	3.5%
Northern Europe	1,615.6	5.9%	6.0%	(0.1)%	(0.4)%	0.3%
APME	1,029.2	2.8%	(3.7)%	6.5%	(0.1)%	6.6%
	9,382.7
Intercompany Eliminations	(12.1)
Consolidated	$9,370.6	8.8%	4.4%	4.4%	(0.3)%	4.7%
Gross Profit	$1,503.3	2.8%	3.8%	(1.0)%	(0.4)%	(0.6)%
Selling and Administrative Expenses	$1,363.0	(6.6)%	3.4%	(10.0)%	(0.3)%	(9.7)%
Operating Profit	$140.3	4702.9%	215.1%	4487.8%	(2238.9)%	6726.7%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2026, we had $152.4 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

Cash used in operating activities was $129.0 and $342.8 for the six months ended June 30, 2026 and June 30, 2025, respectively. Changes in operating assets and liabilities utilized $230.5 and $441.3 of cash during the six months ended June 30, 2026 and 2025, respectively. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,733.8 as of June 30, 2026 from $4,770.3 as of December 31, 2025 due to the impact of changes in currency exchange rates, partially offset by higher revenue during the second quarter of 2026. Days Sales Outstanding ("DSO") increased by one day from December 31, 2025 to 56 days as of June 30, 2026.

PART 1

Cash provided by investing activities was $73.4 for the six months ended June 30, 2026 compared to $34.0 used for the six months ended June 30, 2025. The increase in 2026 was due to the $87.5 proceeds from the sale of our Jefferson Wells U.S. business. Capital expenditures were $14.8 and $31.3 for the six months ended June 30, 2026 and 2025, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The decrease in 2026 was mainly due to lower investments in capitalized software. Our investing activities also include acquisitions and investments in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $0.8 and $2.3 for the six months ended June 30, 2026 and 2025, respectively.

Cash used in financing activities was $636.8 for the six months ended June 30, 2026 compared to $124.0 provided in the six months ended June 30, 2025. Net debt repayments were $599.4 for the six months ended June 30, 2026 compared to borrowings of $202.8 in the six months ended June 30, 2025. The larger repayments in 2026 were due to the redemption in January 2026 of our €500.0 notes originally issued in 2018. The borrowings in 2025 included $136.0 proceeds from our revolving debt facility, compared to no outstanding borrowings under the facility for the six months ended June 30, 2026.

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

Our $600.0 revolving credit agreement, maturing December 15, 2030, requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The exclusion of certain restructuring expenses is also allowed in the determination of EBITDA in the agreement. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.51 to 1 and a fixed charge coverage ratio of 2.98 to 1 as of June 30, 2026. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of June 30, 2026, we had no borrowings outstanding under our $600.0 credit facility or our $150.0 working capital facility. With $0.4 in outstanding letters of credit, we had $599.6 and $150.0, respectively, available for borrowing under these facilities.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of June 30, 2026, such uncommitted credit lines totaled $364.0, of which $343.4 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $279.4 could have been made under these lines as of June 30, 2026.

We have assessed our liquidity position as of June 30, 2026 and for the near future. As of June 30, 2026, our cash and cash equivalents balance was $180.6. We also have access to the previously mentioned revolving and uncommitted credit facilities that could have immediately provided us with up to $600.0 and $150.0 of additional cash, respectively, less any outstanding borrowings and letters of credit. We have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $279.4 was available to use as of June 30, 2026. Our €400.0 ($455.9) notes mature in June 2027, and our €500.0 ($567.0) notes mature in December 2030. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

PART 1

The following table provides an informational summary of our liquidity and capital structure as of:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$180.6	$871.0
Available capacity under the revolving credit facility(a)	599.6	599.6
Available capacity under the working capital facility(b)	150.0	150.0
Available liquidity	$930.2	$1,620.6

Short-term borrowings	$17.4	$34.6
Current maturities of long-term debt	458.8	590.4
Long-term debt	567.3	1,052.1
Total debt	$1,043.5	$1,677.1
Total shareholders' equity (excludes noncontrolling interests)	2,106.3	2,059.6
Total capitalization	$3,149.8	$3,736.7

Debt to capitalization	33.1%	44.9%
Long-term debt to total debt	54.4%	62.7%
(a)
Available capacity under the revolving credit facility represents $600.0 of total borrowing capacity less outstanding borrowings and letters of credit.
(b)
Available capacity under the working capital facility represents $150.0 of total borrowing capacity less outstanding borrowings and letters of credit.

The Board of Directors declared a semi-annual dividend of $0.72 per share on May 8, 2026 and May 2, 2025, respectively. The 2026 dividends were paid on June 15, 2026 to shareholders of record as of June 1, 2026. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2026, we did not repurchase any shares under the 2023 authorization. During the six months ended June 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. As of June 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,431.6 as of June 30, 2026 related to debt, operating leases, severance and office closure costs, and certain other commitments compared to $3,146.5 as of December 31, 2025.

We have entered into guarantee contracts and stand-by letters of credit totaling $684.9 and $626.1 as of June 30, 2026 and December 31, 2025, respectively ($641.7 and $582.3 for guarantees as of June 30, 2026 and December 31, 2025, respectively, and $43.2 and $43.8 for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $0.9 and $0.8 for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, we recorded $22.6 in restructuring costs, of which $6.7 was recorded during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, we recorded restructuring costs of $14.4 and $30.2, respectively. Payments made from the restructuring reserve were $14.2 and $32.0 during the three and six months ended June 30, 2026, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $25.2 reserve will be paid by the end of 2026.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

PART 1

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

During the first half of 2026, we completed the implementation of a new enterprise resource planning (ERP) system Oracle Cloud ERP in our France and Italy businesses, which are part of our Southern Europe segment and which replaced several legacy systems used for procurement, invoice to cash processes and general ledger functions. As a result, we have made changes to our internal control over financial reporting to reflect the changes in the system environment and related processes.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 1

PART II – OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2025 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2026. As of June 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2026	—	$—	—	1,931,551
May 1 - 31, 2026	927	$—	—	1,931,551
June 1 - 30, 2026	968	$—	—	1,931,551
Total	1,895	$—	—	1,931,551
(a)
Represents shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain employees in settlement of restricted stock units.

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

Trading Plans

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc.

3.2	Amended and Restated By-Laws of ManpowerGroup Inc., as amended through May 8, 2026.

10.1	Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2026.**

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

** Management contract of compensatory plan or arrangement

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	August 7, 2026
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	August 7, 2026
Eric Rozek