Form 10-Q
period 2026-09-30
ManpowerGroup Inc.
filed 2026-10-30
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 28, 2026
Common Stock, $.01 par value	46,505,570

Table of Contents

ManpowerGroup Inc.

PART 1

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$233.1	$871.0
Accounts receivable, less allowance for expected credit losses of $78.5 and $74.1, respectively	4,619.4	4,770.3
Prepaid expenses and other assets	204.3	149.1
Total current assets	5,056.8	5,790.4
Other Assets:
Goodwill	1,481.7	1,544.6
Intangible assets, less accumulated amortization of $594.4 and $579.1, respectively	408.3	430.1
Operating lease right-of-use assets	345.5	392.7
Other assets	856.5	879.1
Total other assets	3,092.0	3,246.5
Property and Equipment:
Land, buildings, leasehold improvements and equipment	522.8	526.9
Less: accumulated depreciation and amortization	411.7	403.7
Net property and equipment	111.1	123.2
Total assets	$8,259.9	$9,160.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,432.6	$2,721.1
Employee compensation payable	232.7	232.3
Accrued payroll taxes and insurance	633.0	672.1
Accrued liabilities	461.0	457.6
Value added taxes payable	406.5	418.1
Short-term operating lease liability	99.2	107.4
Short-term borrowings and current maturities of long-term debt	540.6	625.0
Total current liabilities	4,805.6	5,233.6
Other Liabilities:
Long-term debt	562.8	1,052.1
Long-term operating lease liability	259.8	304.3
Other long-term liabilities	491.1	509.8
Total other liabilities	1,313.7	1,866.2
Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,444,600 and 119,161,780 shares, respectively	1.2	1.2
Capital in excess of par value	3,592.8	3,572.5
Retained earnings	3,788.9	3,732.3
Accumulated other comprehensive loss	(406.1)	(412.1)
Treasury stock at cost, 72,939,030 and 72,864,513 shares, respectively	(4,836.4)	(4,834.3)
Total ManpowerGroup shareholders’ equity	2,140.4	2,059.6
Noncontrolling interests	0.2	0.7
Total shareholders’ equity	2,140.6	2,060.3
Total liabilities and shareholders’ equity	$8,259.9	$9,160.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues from services	$4,840.0	$4,634.4	$14,210.6	$13,244.0
Cost of services	4,072.7	3,865.5	11,940.0	11,013.1
Gross profit	767.3	768.9	2,270.6	2,230.9
Selling and administrative expenses, excluding impairment charges	685.0	702.3	2,048.0	2,072.7
Impairment charges	—	—	—	88.7
Selling and administrative expenses	685.0	702.3	2,048.0	2,161.4
Operating profit	82.3	66.6	222.6	69.5
Interest and other expenses, net	14.3	13.7	46.8	41.7
Earnings before income taxes	68.0	52.9	175.8	27.8
Provision for income taxes	33.9	34.9	85.7	71.3
Net earnings (loss)	$34.1	$18.0	$90.1	$(43.5)
Net earnings (loss) per share - basic	$0.73	$0.39	$1.93	$(0.93)
Net earnings (loss) per share - diluted	$0.71	$0.38	$1.89	$(0.93)
Weighted average shares - basic	46.9	46.5	46.8	46.6
Weighted average shares - diluted	48.1	46.9	47.6	46.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings (loss)	$34.1	$18.0	$90.1	$(43.5)
Other comprehensive (loss) income:
Foreign currency translation	(51.7)	(68.3)	(63.2)	77.5
Translation adjustments of long-term intercompany loans, net of income taxes of $0.0, $0.0, $0.0 and $0.1, respectively	(0.2)	0.2	-	(0.5)
Adjustments on derivative instruments, net of income taxes of $2.4, $23.6, $11.4 and $(20.6), respectively	45.3	62.2	70.4	(90.3)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.3)	(0.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1, $0.0, $0.3 and $(0.1), respectively	(0.3)	(0.2)	(0.9)	(0.5)
Total other comprehensive (loss) income	$(7.0)	$(6.2)	$6.0	$(14.1)
Comprehensive income (loss)	$27.1	$11.8	$96.1	$(57.6)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net earnings (loss)	$90.1	$(43.5)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	62.1	65.5
(Gain) loss on sales of subsidiaries, net	(22.8)	6.2
Non-cash impairment of goodwill and other intangible assets	—	88.7
Deferred income taxes	7.1	(16.1)
Provision for credit losses	9.1	4.3
Share-based compensation	20.9	20.2
Changes in operating assets and liabilities:
Accounts receivable	36.4	(8.8)
Other assets	(74.7)	(95.4)
Accounts payable	(255.8)	(182.9)
Other liabilities	(9.4)	(121.2)
Cash used in operating activities	(137.0)	(283.0)
Cash Flows from Investing Activities:
Capital expenditures	(23.6)	(46.4)
Acquisition of business, net of cash acquired	—	(1.0)
Impact to cash resulting from sales of subsidiaries	87.5	(2.1)
Proceeds from the sale of property and equipment	1.4	0.8
Cash provided by (used in) investing activities	65.3	(48.7)
Cash Flows from Financing Activities:
Net change in short-term borrowings	1.5	65.7
Net proceeds from revolving debt facility	50.0	73.0
Proceeds from long-term debt	3.2	0.2
Repayments of long-term debt	(585.9)	(0.6)
Payments of contingent consideration for acquisition	(0.8)	(1.3)
Taxes paid related to net share settlement	(2.8)	(6.0)
Repurchases of common stock and excise tax	(0.3)	(38.2)
Dividends paid	(33.5)	(33.3)
Cash (used in) provided by financing activities	(568.6)	59.5
Effect of exchange rate changes on cash	2.4	37.4
Change in cash and cash equivalents	(637.9)	(234.8)
Cash and cash equivalents, beginning of period	871.0	509.4
Cash and cash equivalents, end of period	$233.1	$274.6
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$72.0	$81.1
Income taxes, net	$75.6	$124.0
Operating lease liabilities	$98.5	$99.4
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$40.7	$81.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2025	119,161,780	$1.2	$3,572.5	$3,732.3	$(412.1)	$(4,834.3)	$0.7	$2,060.3
Net earnings				2.5				2.5
Issuances under equity plans	273,799		(1.1)			(2.0)		(3.1)
Share-based compensation expense			6.0					6.0
Noncontrolling interest transactions							(0.2)	(0.2)
Balance, March 31, 2026	119,435,579	$1.2	$3,577.4	$3,734.8	$(412.1)	$(4,836.3)	$0.5	2,065.5
Net earnings				53.5				53.5
Other comprehensive income					13.0			13.0
Issuances under equity plans	9,021		(0.3)			(0.1)		(0.4)
Share-based compensation expense			7.6					7.6
Dividends				(33.5)				(33.5)
Noncontrolling interest transactions			1.1				(0.4)	0.7
Balance, June 30, 2026	119,444,600	$1.2	$3,585.8	$3,754.8	$(399.1)	$(4,836.4)	$0.1	$2,106.4
Net earnings				34.1				34.1
Other comprehensive loss					(7.0)			(7.0)
Issuances under equity plans			(0.3)					(0.3)
Share-based compensation expense			7.3					7.3
Noncontrolling interest transactions							0.1	0.1
Balance, September 30, 2026	119,444,600	$1.2	$3,592.8	$3,788.9	$(406.1)	$(4,836.4)	$0.2	$2,140.6

PART 1

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	$2,104.9
Net loss				(67.1)				(67.1)
Other comprehensive loss					(3.8)			(3.8)
Issuances under equity plans	8,080		0.4			(0.2)		0.2
Share-based compensation expense			7.7					7.7
Dividends				(33.3)				(33.3)
Repurchases of common stock, including excise tax						(12.1)		(12.1)
Noncontrolling interest transactions							(1.3)	(1.3)
Balance, June 30, 2025	119,150,638	$1.2	$3,560.9	$3,717.5	$(450.9)	$(4,834.3)	$0.8	$1,995.2
Net earnings				18.0				18.0
Other comprehensive loss					(6.2)			(6.2)
Issuances under equity plans	11,017		(0.3)					(0.3)
Share-based compensation expense			4.9					4.9
Noncontrolling interest transactions							(0.2)	(0.2)
Balance, September 30, 2025	119,161,655	$1.2	$3,565.5	$3,735.5	$(457.1)	$(4,834.3)	$0.6	$2,011.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

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

A rollforward of our allowance for expected credit losses is shown below:

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$74.1
Provision for credit losses	9.1
Write-offs	(4.8)
Currency impact and other	0.1
Balance, September 30, 2026	$78.5

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

Leases

We determine whether a contract is or contains a lease at contract inception. We recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with contract terms longer than 12 months. We classify the lease as a finance or operating lease which affects the recognition, measurement, and presentation of lease expenses and cash flows. Our Consolidated Balance Sheets present operating lease ROU assets, short-term operating lease liability and long-term operating lease liability as separate line items.

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

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the third quarter of 2026, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units with the exception of Switzerland. The carrying value of the Switzerland reporting unit had previously been adjusted to fair value as a result of an impairment charge recognized during the second quarter of 2025. As of September 30, 2026, the goodwill balance related to our Switzerland reporting unit was $32.4.

Key assumptions for our United States reporting unit in our Americas segment, which represents the reporting unit with the most significant goodwill balance, included a discount rate of 9.2%, revenue growth rates for the next 10 years ranging from 3.0% to 8.0% and average OUP margins of 4.8%. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2026 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $36.1 as of September 30, 2026 and $45.6 as of December 31, 2025.

In the following tables, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2026					2025
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$657.8	$2.3	$28.4	$40.3	$728.8	$617.4	$2.8	$27.4	$43.2	$690.8
Other Americas	482.3	19.2	11.5	4.9	517.9	378.7	16.8	9.2	3.2	407.9
	1,140.1	21.5	39.9	45.2	1,246.7	996.1	19.6	36.6	46.4	1,098.7
Southern Europe:
France	1,046.4	61.6	8.2	16.7	1,132.9	1,077.6	65.8	10.1	20.0	1,173.5
Italy	452.5	13.0	10.5	7.1	483.1	434.1	11.2	11.0	6.2	462.5
Other Southern Europe	501.0	88.2	16.7	6.0	611.9	464.4	81.7	13.8	9.6	569.5
	1,999.9	162.8	35.4	29.8	2,227.9	1,976.1	158.7	34.9	35.8	2,205.5
Northern Europe	759.7	51.5	23.3	26.1	860.6	712.1	56.7	23.5	24.5	816.8
APME	435.3	58.2	11.7	9.7	514.9	433.9	62.9	12.8	10.9	520.5
	4,335.0	294.0	110.3	110.8	4,850.1	4,118.2	297.9	107.8	117.6	4,641.5
Intercompany Eliminations					(10.1)					(7.1)
Total					$4,840.0					$4,634.4

PART 1

	Nine Months Ended September 30,
	2026					2025
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,880.7	$6.4	$84.5	$126.4	$2,098.0	$1,833.1	$8.2	$83.0	$129.4	$2,053.7
Other Americas	1,376.7	54.0	32.7	13.2	1,476.6	1,077.7	48.0	27.1	8.9	1,161.7
	3,257.4	60.4	117.2	139.6	3,574.6	2,910.8	56.2	110.1	138.3	3,215.4
Southern Europe:
France	3,102.7	190.0	29.6	56.8	3,379.1	2,999.7	195.4	32.9	60.5	3,288.5
Italy	1,378.8	41.8	38.0	21.1	1,479.7	1,244.6	35.2	35.9	20.5	1,336.2
Other Southern Europe	1,437.5	265.8	50.9	24.9	1,779.1	1,257.8	235.0	41.8	29.5	1,564.1
	5,919.0	497.6	118.5	102.8	6,637.9	5,502.1	465.6	110.6	110.5	6,188.8
Northern Europe	2,154.3	172.6	71.8	77.5	2,476.2	2,016.0	172.3	77.5	76.2	2,342.0
APME	1,304.5	174.3	36.3	29.0	1,544.1	1,267.4	187.6	37.8	29.4	1,522.2
	12,635.2	904.9	343.8	348.9	14,232.8	11,696.3	881.7	336.0	354.4	13,268.4
Intercompany Eliminations					(22.2)					(24.4)
Total					$14,210.6					$13,244.0

In the following tables, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2026			2025
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$714.4	$14.4	$728.8	$676.6	$14.2	$690.8
Other Americas	510.3	7.6	517.9	402.9	5.0	407.9
	1,224.7	22.0	1,246.7	1,079.5	19.2	1,098.7
Southern Europe:
France	1,125.6	7.3	1,132.9	1,164.3	9.2	1,173.5
Italy	473.2	9.9	483.1	452.2	10.3	462.5
Other Southern Europe	599.1	12.8	611.9	558.9	10.6	569.5
	2,197.9	30.0	2,227.9	2,175.4	30.1	2,205.5
Northern Europe	844.9	15.7	860.6	799.2	17.6	816.8
APME	504.8	10.1	514.9	509.4	11.1	520.5
	4,772.3	77.8	4,850.1	4,563.5	78.0	4,641.5
Intercompany Eliminations			(10.1)			(7.1)
Total			$4,840.0			$4,634.4

PART 1

	Nine Months Ended September 30,
	2026			2025
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,055.3	$42.7	$2,098.0	$2,010.4	$43.3	$2,053.7
Other Americas	1,454.2	22.4	1,476.6	1,147.1	14.6	1,161.7
	3,509.5	65.1	3,574.6	3,157.5	57.9	3,215.4
Southern Europe:
France	3,351.8	27.3	3,379.1	3,258.5	30.0	3,288.5
Italy	1,443.9	35.8	1,479.7	1,302.7	33.5	1,336.2
Other Southern Europe	1,739.9	39.2	1,779.1	1,531.6	32.5	1,564.1
	6,535.6	102.3	6,637.9	6,092.8	96.0	6,188.8
Northern Europe	2,427.0	49.2	2,476.2	2,283.3	58.7	2,342.0
APME	1,512.8	31.3	1,544.1	1,489.5	32.7	1,522.2
	13,984.9	247.9	14,232.8	13,023.1	245.3	13,268.4
Intercompany Eliminations			(22.2)			(24.4)
Total			$14,210.6			$13,244.0

(4) Share-Based Compensation Plans

During the three months ended September 30, 2026 and 2025, we recognized share-based compensation expense of $7.3 and $4.9, respectively, and $20.9 and $20.2 for the nine months ended September 30, 2026 and 2025, respectively. The expense relates to deferred stock units, restricted stock units, performance share units and a savings-related share option scheme in the United Kingdom. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. There was no consideration received from share-based awards for both the nine months ended September 30, 2026 and 2025.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $0.8 and $2.3 for the nine months ended September 30, 2026 and 2025, respectively.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency.

On June 30, 2026, we liquidated our previously discontinued Venezuela operations within our Americas segment. As a result, we recognized a one-time net loss of $5.5 in interest and other expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2026.

On April 30, 2026, we sold our Jefferson Wells U.S. business, a non-core finance and accounting business in the United States, which was part of our Americas segment, for a transaction value of $100.0. Net cash proceeds were $87.5 after working capital adjustments and other items. In connection with the disposition, we recognized a one-time net gain of $28.3 in selling and administrative expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2026. The net gain included $30.0 recognized in the second quarter of 2026, partially offset by a $1.7 reduction recognized in the third quarter of 2026 related to final working capital adjustments.

PART 1

(6) Restructuring Costs

During the nine months ended September 30, 2026, we recorded $30.6 in restructuring costs, of which $8.0 was recorded during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recorded restructuring costs of $21.4 and $51.6, respectively. Payments made from the restructuring reserve were $14.2 and $46.2 during the three and nine months ended September 30, 2026, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $19.0 reserve will be paid by the end of 2026.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2025	$2.7	$8.0	$24.2	$0.2	$—	$35.1
Severance costs	12.2	12.7	4.8	0.4	—	30.1
Lease costs(c)	0.5	—	—	—	—	0.5
Non-cash charges	(0.5)	—	—	—	—	(0.5)
Costs paid	(7.0)	(14.5)	(24.2)	(0.5)	—	(46.2)
Balance, September 30, 2026	$7.9	$6.2	$4.8	$0.1	$—	$19.0
(a)
Balances related to the United States were $0.6 and $4.9 as of December 31, 2025 and September 30, 2026, respectively.
(b)
Balances related to France were $3.1 and $4.5 as of December 31, 2025 and September 30, 2026, respectively. Balances related to Italy were $0.6 and $1.1 as of December 31, 2025 and September 30, 2026, respectively.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense at an effective rate of 49.8% for the three months ended September 30, 2026, as compared to an effective tax rate of 66.0% for the three months ended September 30, 2025. The 2026 rate as compared to the 2025 rate was favorably impacted by the higher level and overall mix of earnings due in part to fewer restructuring costs recorded in the quarter as compared to the amount recorded in 2025. The 49.8% effective tax rate for the three months ended September 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We recorded income tax expense at an effective rate of 48.7% for the nine months ended September 30, 2026, as compared to an effective tax rate of 256.2% for the nine months ended September 30, 2025. The 2026 rate was favorably impacted by the overall mix of earnings and the gain on the sale of our Jefferson Wells U.S. business recorded in the second quarter. The 2025 rate was unfavorably impacted by the goodwill and indefinite-lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 48.7% effective tax rate for the nine months ended September 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.6 as of September 30, 2026. If recognized, the entire amount would favorably affect the effective tax rate except for $3.9. As of December 31, 2025, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.4.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2019 through 2026 for our major operations in France, Italy, the United Kingdom and the United States. As of September 30, 2026, we were subject to tax audits in Belgium, Germany, India, Mexico, Spain, Switzerland, and the United States.

PART 1

(8) Net Earnings (Loss) Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings (loss)	$34.1	$18.0	$90.1	$(43.5)
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.9	46.5	46.8	46.6
Effect of dilutive securities - share-based awards	1.2	0.4	0.8	—
Weighted-average common shares outstanding - diluted	48.1	46.9	47.6	46.6
Net earnings (loss) per share - basic	$0.73	$0.39	$1.93	$(0.93)
Net earnings (loss) per share - diluted	$0.71	$0.38	$1.89	$(0.93)

There were 0.6 million and 0.7 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the three months ended September 30, 2026 and 2025, respectively, because their impact was anti-dilutive. There were 0.6 million and 1.1 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the nine months ended September 30, 2026 and 2025, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,481.7	$—	$1,481.7	$1,544.6	$—	$1,544.6
Intangible assets:
Finite-lived:
Customer relationships	$827.1	$571.3	$255.8	$833.2	$556.1	$277.1
Other	25.1	23.1	2.0	25.3	23.0	2.3
	852.2	594.4	257.8	858.5	579.1	279.4
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.5	—	98.5	98.7	—	98.7
	150.5	—	150.5	150.7	—	150.7
Total intangible assets	$1,002.7	$594.4	$408.3	$1,009.2	$579.1	$430.1
(a)
Balances were net of accumulated impairment loss of $807.4 as of both September 30, 2026 and December 31, 2025.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2026 and December 31, 2025.
(c)
Balances were net of accumulated impairment loss of $30.6 as of both September 30, 2026 and December 31, 2025.

Total consolidated amortization expense related to intangible assets for the remainder of 2026 is expected to be $6.9 and in each of the next five years as follows: 2027 - $27.0, 2028 - $27.1, 2029 - $26.6, 2030 - $26.2 and 2031 - $26.0.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2025	$1,050.4	$139.9	$164.7	$64.1	$125.5	$1,544.6
Disposition(c)	(53.1)	—	—	—	—	(53.1)
Transfers	117.6	—	—	—	(117.6)	—
Currency impact	(1.7)	(4.4)	(2.8)	(0.9)	—	(9.8)
Balance, September 30, 2026	$1,113.2	$135.5	$161.9	$63.2	$7.9	$1,481.7
(a)
Balances related to the United States were $1,007.2 and $1,071.7 as of December 31, 2025 and September 30, 2026, respectively. The increase in 2026 was due to the transfer of goodwill associated with the acquisitions of Right Management and Jefferson Wells U.S. from Corporate to the United States. The goodwill was reassigned to better align with the reporting unit that manages and benefits from the underlying operations.
(b)
Balances related to France were $80.5 and $77.6 as of December 31, 2025 and September 30, 2026, respectively. Balances related to Italy were $4.0 and $3.9 as of December 31, 2025 and September 30, 2026, respectively.
(c)
See Note 5 to the Consolidated Financial Statements for further information on the disposition of our Jefferson Wells U.S. business.

PART 1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$3.5	$4.0	$10.6	$11.4
Interest cost	5.5	5.2	16.8	14.9
Expected return on assets	(5.2)	(5.4)	(15.8)	(15.4)
Net (gain) loss	(0.2)	—	(0.5)	0.2
Prior service cost	0.2	0.2	0.5	0.5
Total benefit cost	$3.8	$4.0	$11.6	$11.6

	Retiree Health Care Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest cost	$0.1	$0.1	$0.3	$0.3
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Total benefit credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)

During the three and nine months ended September 30, 2026, contributions made to our pension plans were $4.4 and $13.4, respectively, and contributions made to our retiree health care plan were $0.3 and $0.8, respectively. During 2026, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2026	2025
Foreign currency translation	$(312.9)	$(249.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 on both dates	(133.6)	(133.6)
Gain (loss) on derivative instruments, net of income tax benefit of $(10.0) and $(21.4), respectively	16.5	(53.9)
Gain on interest rate swap, net of income taxes of $0.1 on both dates	0.2	0.5
Defined benefit pension plans, net of income tax benefit of $(16.0) and $(16.4), respectively	23.6	24.0
Retiree health care plan, net of income taxes of $1.7 and $1.8, respectively	0.1	0.6
Accumulated other comprehensive loss	$(406.1)	$(412.1)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded no income or expense during the three months ended September 30, 2026 and income of $0.2 during the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, we recorded income of $0.5 and $0.3, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 per share on May 8, 2026 and May 2, 2025, respectively. The 2026 dividends were paid on June 15, 2026 to shareholders of record as of June 1, 2026. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2026, we did not repurchase any shares under the 2023 authorization. During the nine months ended September 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. As of September 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

PART 1

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$28.0	$24.0	$77.5	$72.5
Interest income	(7.8)	(6.9)	(18.7)	(22.0)
Foreign exchange loss	1.3	2.4	3.6	4.6
Miscellaneous income, net	(7.2)	(5.8)	(15.6)	(13.4)
Interest and other expenses, net	$14.3	$13.7	$46.8	$41.7

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

The €400.0 ($452.5) notes due June 2027 and the €500.0 ($562.7) notes due December 2030 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2026.

On September 10, 2025, we de-designated our previous cross-currency swap and entered into a new agreement under which we pay fixed-rate Swiss franc (“CHF”) and receive fixed-rate United States dollar (“USD”) payments. The new swap, designated as a net investment hedge of our foreign subsidiary with a CHF functional currency, includes modified terms such as a reset of the USD fixed rate and an extension of maturity. The notional amount of the swap was $413.8 and consisted of three tranches, each representing one-third of the total notional amount, with staggered maturities on September 10, 2026, September 10, 2027 and September 11, 2028. The swap contains a significant financing component. Accordingly, future cash settlements related to the swap will be classified within financing activities in the Consolidated Statements of Cash Flows.

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

On August 28, 2026, we de-designated the tranche maturing September 10, 2026 and entered into a new cross-currency swap designated as a net investment hedge of our foreign subsidiary with a CHF functional currency. The new swap is economically similar to the de-designated tranche but includes modified terms such as a reset of the USD fixed rate and an extension of maturity. The replacement swap has a notional amount of $137.9, and matures on September 10, 2029. The swap contains a significant financing component. Accordingly, future cash settlements related to the swap will be classified within financing activities in the Consolidated Statements of Cash Flows.

At the time of de-designation, the total mark-to-market loss on the de-designated tranche was $30.5, of which $27.0 was related to currency effects and was recorded in foreign currency translation within AOCL. The remaining $3.5 represents the excluded component, which is being amortized into interest expense over the life of the new swap.

PART 1

The effect of our net investment hedges on AOCL for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2026	2025	2026	2025
Euro Notes	$8.2	$4.8	$37.0	$(124.2)
Cross-currency swaps	39.1	80.9	43.5	13.5

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three and nine months ended September 30, 2026 and 2025:

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

We expect the net amount of pre-tax derivative gains and losses included in AOCL at September 30, 2026 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

PART 1

In September 2024, we settled our previous cross-currency swaps at maturity for a net cash inflow of $1.6 and entered into a new cross-currency swap with a maturity date of September 2027. The swaps hedge an intercompany fixed-rate CHF denominated note, including the annual interest payments and the payment of remaining principal at maturity, by converting it to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €63.6 with a fixed annual interest rate of 3.27%.

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Location of Gain (Loss)	Three Months Ended September 30,
Instrument	2026	2025	Recognized in Income	2026	2025
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$6.5	$—
Cross-currency swaps	0.4	—	Interest and other expenses, net	(6.5)	—

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Nine Months Ended September 30,		Location of Gain (Loss)	Nine Months Ended September 30,
Instrument	2026	2025	Recognized in Income	2026	2025
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$4.2	$(2.0)
Cross-currency swaps	1.3	(0.2)	Interest and other expenses, net	(4.2)	2.0

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2026	2025	2026	2025
Foreign currency forward contracts	Interest and other expenses, net	$(1.7)	$0.4	$(1.0)	$2.8

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts receivable, net	$9.2	$—
Cross-currency swaps	Other assets	—	14.6
Total instruments		$9.2	$14.6

PART 1

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$—	$586.9
Euro Notes due in 2027	Short-term borrowings and current maturities of long-term debt	452.5	—
Euro Notes due in 2027	Long-term debt	—	468.3
Euro Notes due in 2030	Long-term debt	562.7	—
Cross-currency swaps	Accrued liabilities	25.4	33.1
Cross-currency swaps	Other long-term liabilities	53.5	69.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	1.8	0.8
Euro Notes due in 2030	Long-term debt	—	583.8
Total instruments		$1,095.9	$1,742.7

Fair Value Measurements on a Recurring Basis

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,003.1 and $1,645.3 as of September 30, 2026 and December 31, 2025, respectively, compared to a carrying value of $1,015.2 and $1,639.0, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $194.1 and $188.6 as of September 30, 2026 and December 31, 2025, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

PART 1

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$33.0	$36.2	$99.0	$102.0
Short-term lease expense	2.6	4.8	8.1	13.6
Variable lease expense	1.0	1.8	2.7	5.1
Total lease expense	$36.6	$42.8	$109.8	$120.7

Other information related to our operating leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of liabilities	$98.5	$99.4
Right-of-use assets obtained in exchange for new liabilities	$40.7	$81.2
Weighted-average remaining lease term	4.9 years	5.3 years
Weighted-average discount rate	4.4%	4.0%

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Operating Leases
2026	$30.5
2027	105.4
2028	81.6
2029	58.9
2030	45.2
2031	33.4
Thereafter	42.7
Total future undiscounted lease payments	397.7
Less imputed interest	(38.7)
Total operating lease liabilities	$359.0

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

PART 1

Three Months Ended September 30, 2026	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$728.8	$553.2	$151.3	$24.3
Other Americas	517.9	445.0	49.8	23.1
	1,246.7	998.2	201.1	47.4
Southern Europe:
France	1,132.9	980.3	130.2	22.4
Italy	483.1	410.8	44.9	27.4
Other Southern Europe	611.9	530.2	66.9	14.8
	2,227.9	1,921.3	242.0	64.6
Northern Europe	860.6	726.8	126.3	7.5
APME	514.9	433.0	58.0	23.9
Total Segments	4,850.1	4,079.3	627.4	143.4
Intercompany Eliminations	(10.1)	(6.6)	(3.5)	—
	$4,840.0	$4,072.7	$623.9	$143.4
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(54.1)
Intangible asset amortization expense(b)				(7.0)
Operating profit				82.3
Interest and other expenses, net				(14.3)
Earnings before income taxes				$68.0
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.4 for the three months ended September 30, 2026.
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

PART 1

Nine Months Ended September 30, 2026	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)(b)	$2,098.0	$1,592.0	$426.8	$79.2
Other Americas	1,476.6	1,270.2	147.2	59.2
	3,574.6	2,862.2	574.0	138.4
Southern Europe:
France	3,379.1	2,917.4	393.8	67.9
Italy	1,479.7	1,252.5	137.0	90.2
Other Southern Europe	1,779.1	1,541.4	201.9	35.8
	6,637.9	5,711.3	732.7	193.9
Northern Europe	2,476.2	2,086.6	388.3	1.3
APME	1,544.1	1,296.4	178.2	69.5
Total Segments	14,232.8	11,956.5	1,873.2	403.1
Intercompany Eliminations	(22.2)	(16.5)	(5.7)	—
	$14,210.6	$11,940.0	$1,867.5	$403.1
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(159.5)
Intangible asset amortization expense(c)				(21.0)
Operating profit				222.6
Interest and other expenses, net				$(46.8)
Earnings before income taxes				$175.8
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $7.5 for the nine months ended September 30, 2026.
(b)
The United States Selling and Administrative Expenses and OUP included a $28.3 gain on the sale of our Jefferson Wells U.S. business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Nine Months Ended September 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,053.7	$1,530.9	$471.2	$51.6
Other Americas	1,161.7	981.9	131.9	47.9
	3,215.4	2,512.8	603.1	99.5
Southern Europe:
France	3,288.5	2,818.4	386.2	83.9
Italy	1,336.2	1,124.7	128.5	83.0
Other Southern Europe	1,564.1	1,358.5	183.4	22.2
	6,188.8	5,301.6	698.1	189.1
Northern Europe	2,342.0	1,952.4	431.8	(42.2)
APME	1,522.2	1,266.6	182.4	73.2
Total Segments	13,268.4	11,033.4	1,915.4	319.6
Intercompany Eliminations	(24.4)	(20.3)	(4.1)	—
	$13,244.0	$11,013.1	$1,911.3	$319.6
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(137.1)
Impairment charges(b)				$(88.7)
Intangible asset amortization expense(c)				(24.3)
Operating profit				69.5
Interest and other expenses, net				(41.7)
Earnings before income taxes				$27.8
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

In the third quarter of 2026, we delivered continued revenue growth and improved profitability, driven by strong performance in the Manpower brand, particularly in the United States, and broad-based growth across many of our key markets. Demand trends continued to improve during the quarter, with strong revenue growth in the United States and Northern Europe, including the United Kingdom and Germany, as well as continued growth in Italy and Asia Pacific Middle East. Experis trends improved globally, with the U.S. business returning to organic growth, while Talent Solutions benefited from continued growth in MSP and strengthening RPO activity, partially offset by lower outplacement activity in Right Management. While performance continues to vary across markets and brands, the continued strength in Manpower, improving trends across Experis and Talent Solutions, and progress on our transformation strategy reinforce our belief that 2026 represents an important inflection point for ManpowerGroup and position the business for long-term profitable growth.

During the third quarter of 2026, the United States dollar strengthened on average, relative to the currencies in most of our markets, and overall had an unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -0.8% unfavorable impact on revenues from services. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the third quarter of 2026 compared to the third quarter of 2025, we experienced a 13.5% revenue increase in the Americas, primarily driven by an increase in demand for our Manpower staffing services and the favorable impact of currency exchange rates. During the third quarter of 2026 compared to the third quarter of 2025, we experienced a 1.0% revenue increase in Southern Europe, primarily due to an increase in demand for Manpower staffing services and an increase in demand for our Experis interim services, partially offset by the unfavorable impact of currency exchange rates. During the third quarter of 2026 compared to the third quarter of 2025, we experienced a 5.4% revenue increase in Northern Europe, primarily due to an increase in demand for our Manpower staffing services partially offset by a decrease in demand for our Experis interim services and the unfavorable impact of currency exchange rates. We experienced a -1.1% revenue decrease in APME in the third quarter of 2026 compared to the third quarter of 2025 primarily due to the unfavorable impact of currency exchange rates, partially offset by an increase in demand for our Manpower staffing services and an increase in demand for our Experis interim services.

From a brand perspective, we experienced revenue increases in Manpower and Talent Solutions while Experis experienced a revenue decrease in the third quarter of 2026 compared to the third quarter of 2025. In our Manpower brand, the revenue increase was primarily due to increased demand for staffing services. In our Talent Solutions brand, the revenue increase was primarily due to increased demand for our MSP and RPO businesses. The revenue decrease in our Experis brand was primarily due to the sale of our Jefferson Wells U.S. business, which represented a portion of our Experis interim services business.

In the third quarter of 2026, our gross profit margin decreased 70 basis points compared to the third quarter of 2025, primarily attributable to decreases in our staffing and interim margins due to business mix shifts, decreased demand in our permanent recruitment business, and decreased margins in our career transition business.

Our operating profit increased 23.7% in the third quarter of 2026 and our operating profit margin increased 30 basis points compared to the third quarter of 2025. Operating profit margin increased in the third quarter of 2026 primarily due to lower selling and administrative expenses as a percent of revenue driven by less restructuring and lower personnel costs as we see the impact of previous restructuring actions taken, partially offset by lower gross profit margins, increased strategic transformation program costs and increased demand for our Manpower staffing services.

Operating Results - Three Months Ended September 30, 2026 and 2025

The following table presents selected consolidated financial data for the three months ended September 30, 2026 as compared to 2025.

(in millions, except per share data)	2026	2025	Variance	Constant Currency Variance
Revenues from services	$4,840.0	$4,634.4	4.4%	5.2%
Cost of services	4,072.7	3,865.5	5.4%	6.1%
Gross profit	767.3	768.9	(0.2)%	0.4%
Gross profit margin	15.9%	16.6%
Selling and administrative expenses	685.0	702.3	(2.5)%	(2.0)%
Operating profit	82.3	66.6	23.7%	26.2%
Operating profit margin	1.7%	1.4%
Interest and other expenses, net	14.3	13.7	4.8%
Earnings before income taxes	68.0	52.9	28.5%	31.0%
Provision for income taxes	33.9	34.9	(2.8)%
Effective income tax rate	49.8%	66.0%
Net earnings	$34.1	$18.0	89.3%	92.9%
Net earnings per share – diluted	$0.71	$0.38	84.4%	87.9%
Weighted average shares – diluted	48.1	46.9	2.7%

PART 1

The year-over-year increase in revenues from services was 4.4% (5.2% in constant currency and 5.6% in organic constant currency) primarily attributed to:

•
a revenue increase in the Americas of 13.5% (11.5% increase in constant currency and 13.6% in organic constant currency) primarily driven by a $119.8 increase in demand for our Manpower staffing services and a $21.6 favorable impact of currency exchange rates. The United States, our largest market in the Americas, experienced a revenue increase of 5.5% (8.6% in organic constant currency) primarily driven by a $41.5 increase in demand for our Manpower staffing services and an $11.1 increase in demand in our Experis interim services, partially offset by a $19.2 decrease in our Experis interim services due to the sale of our Jefferson Wells U.S. business. The revenue increase in the United States was accompanied by a revenue increase of 27.0% (21.7% in constant currency) in our Other Americas countries, primarily driven by a $78.3 increase in demand for our Manpower staffing services and a $4.9 increase in demand for our Experis interim services.
•
a revenue increase in Southern Europe of 1.0% (2.1% in constant currency) primarily driven by a $39.1 increase in demand for our Manpower staffing services and a $6.4 increase in demand for our Experis interim services, partially offset by a $24.0 unfavorable impact of currency exchange rates. France, the largest market in Southern Europe, experienced a revenue decrease of -3.5% (-1.9% in constant currency) primarily driven by an $18.6 unfavorable impact of currency exchange rates, a $14.1 decrease in demand for our Manpower staffing services, and a $3.2 decrease in demand for our Outcome Based Solutions. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 4.5% (6.2% in constant currency) primarily driven by a $23.3 increase in demand for our Manpower staffing services, partially offset by a $7.9 unfavorable impact of currency exchange rates;
•
a revenue increase in Northern Europe of 5.4% (5.9% in constant currency) primarily driven by a $65.4 increase in demand for our Manpower staffing services, partially offset by an $11.1 decrease in demand for our Experis interim services and a $4.3 unfavorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue increases in Germany of $19.8, the United Kingdom of $18.0, Poland of $ 7.8, and the Nordics of $3.7, which represented revenue increases of 19.8%, 6.8%, 11.6% and 2.4%, respectively (21.7%, 7.2%, 15.1%, and a decrease of -0.5%, respectively, in constant currency); and
•
a revenue decrease in APME of -1.1% (4.3% increase in constant currency) primarily driven by a $28.0 unfavorable impact of currency exchange rates, partially offset by a $22.2 increase in demand for our Manpower staffing services and a $1.6 increase in demand for our Experis interim services. In Japan, revenue from services decreased by $19.1, or -6.1% (1.4% increase in constant currency), primarily driven by the $23.3 unfavorable impact of currency exchange rates, partially offset by a $4.8 increase in demand for our Manpower staffing services. In India, revenue from services decreased by $3.9, or -5.7% (3.2% increase in constant currency), primarily driven by the $6.1 unfavorable impact of currency exchange rates, partially offset by a $1.9 increase in demand for our Manpower staffing services.

The year-over-year 70 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact from the decrease in staffing and interim margins due to business mix shifts;
•
a 10 basis point unfavorable impact from decreases in permanent recruitment demand; and
•
a 10 basis point unfavorable impact from lower demand in career transition services.

The -2.5% decrease in selling and administrative expenses in the third quarter of 2026 compared to the third quarter of 2025 (-2.0% in constant currency and -1.3% in organic constant currency) was primarily attributed to:

•
a $15.9 decrease (-4.0% as reported, -3.5% in constant currency, and -2.6% in organic constant currency) in personnel costs primarily due to a $12.2 decrease in salaries as we saw the effects of restructuring actions previously taken and a $4.4 decrease due to the sale of our Jefferson Wells U.S. business;
•
a $13.4 decrease (-62.8% as reported, -62.3% in constant currency and organic constant currency) in restructuring costs when compared to the third quarter of 2025; and
•
a $3.3 decrease due to the impact of changes in currency exchange rates; partially offset by
•
an $8.4 increase in strategic transformation program costs.

PART 1

Selling and administrative expenses as a percent of revenues decreased 100 basis points in the third quarter of 2026 compared to the third quarter of 2025 due primarily to:

•
a 70 basis point favorable impact as a result of lower personnel costs primarily due to a decrease in salaries and other personnel costs due to the effects of restructuring actions previously taken;
•
a 30 basis point favorable impact as a result of the decrease in restructuring costs incurred in the third quarter of 2026 compared to the third quarter of 2025; and
•
a 10 basis point favorable impact due to currency exchange rates; partially offset by
•
a 10 basis point unfavorable impact due to our strategic transformation program costs.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $20.2 in the third quarter of 2026 compared to $17.1 in the third quarter of 2025 primarily due to increased interest expense on €500.0 notes due December 2030. Foreign exchange loss, net was $1.3 in the third quarter of 2026 compared to $2.4 in the third quarter of 2025. Miscellaneous income, net was $7.2 in the third quarter of 2026 compared to $5.8 in the third quarter of 2025.

We recorded income tax expense at an effective rate of 49.8% for the three months ended September 30, 2026, as compared to an effective tax rate of 66.0% for the three months ended September 30, 2025. The 2026 rate as compared to the 2025 rate was favorably impacted by the higher level and overall mix of earnings due in part to fewer restructuring costs recorded in the quarter as compared to the amount recorded in 2025. The 49.8% effective tax rate for the three months ended September 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $0.71 in the third quarter of 2026 compared to net earnings per share - diluted of $0.38 in the third quarter of 2025. The current year quarter included restructuring costs, strategic transformation program costs, an adjustment related to the sale of our Jefferson Wells U.S. business, and Argentina hyperinflationary related non-cash currency translation losses, which negatively impacted earnings per share by $0.30 in the third quarter of 2026 compared to restructuring costs and a non-cash currency translation charge related to our Argentina business which unfavorably impacted net earnings per share - diluted by approximately $0.45, net of tax, in the third quarter of 2025.

Weighted average shares - diluted increased to 48.1 million in the third quarter of 2026 from 46.9 million in the third quarter of 2025. The increase was due to a higher share price and additional share-based award grants.

Operating Results - Nine Months Ended September 30, 2026 and 2025

The following table presents selected consolidated financial data for the nine months ended September 30, 2026 as compared to 2025.

(in millions, except per share data)	2026	2025	Variance	Constant Currency Variance
Revenues from services	$14,210.6	$13,244.0	7.3%	4.7%
Cost of services	11,940.0	11,013.1	8.4%	5.7%
Gross profit	2,270.6	2,230.9	1.8%	(0.5)%
Gross profit margin	16.0%	16.8%
Selling and administrative expenses, excluding impairment charges	2,048.0	2,072.7	(1.2)%	(3.4)%
Impairment charges	-	88.7	N/A	N/A
Selling and administrative expenses	2,048.0	2,161.4	(5.3)%	(7.4)%
Operating profit	222.6	69.5	220.4%	213.8%
Operating profit margin	1.6%	0.5%
Interest and other expenses, net	46.8	41.7	12.4%
Earnings before income taxes	175.8	27.8	531.5%	525.5%
Provision for income taxes	85.7	71.3	20.2%
Effective income tax rate	48.7%	256.2%
Net earnings (loss)	$90.1	$(43.5)	N/A	N/A
Net earnings (loss) per share – diluted	$1.89	$(0.93)	N/A	N/A
Weighted average shares – diluted	47.6	46.6	2.2%

PART 1

The year-over-year increase in revenues from services of 7.3% (4.7% in constant currency and 5.0% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 11.2% (9.2% in constant currency and 10.3% in organic constant currency) primarily driven by a $323.8 increase in demand for our Manpower staffing services and a $63.3 favorable impact of currency exchange rates, partially offset by a decrease in demand for our Experis interim services of $63.1. The United States, our largest market in the Americas, experienced a revenue increase of 2.2% (3.8% in organic constant currency) primarily driven by a $96.4 increase in demand for our Manpower staffing services and an $18.1 increase in demand for MSP services, partially offset by a $39.3 decrease in demand for our Experis interim services and a $31.6 decrease in revenue for our Experis interim services due to the sale of our Jefferson Wells U.S. business. The revenue increase in the United States was accompanied by an increase in our Other Americas countries, which experienced a revenue increase of 27.1% (21.7% in constant currency), primarily driven by the $227.4 increase in demand for our Manpower staffing services.
•
a revenue increase in Southern Europe of 7.3% (3.0% in constant currency) primarily driven by the $261.3 favorable impact of currency exchange rates, a $176.3 increase in demand for our Manpower staffing services, and a $14.3 increase in demand for our Experis interim services. France, the largest market in Southern Europe, experienced a revenue increase of 2.8% (-0.8% decrease in constant currency) primarily driven by the $115.2 favorable impact of currency exchange rates, partially offset by an $11.9 decrease in our Outcome Based Solutions and a $2.6 decrease in demand for our Manpower staffing services. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 10.7% (6.9% in constant currency) primarily driven by a $79.8 increase in demand for our Manpower staffing services, the $51.6 favorable impact of currency exchange rates, and a $5.7 increase in demand for our Experis interim services.
•
a revenue increase in Northern Europe of 5.7% (2.0% increase in constant currency) primarily driven by a $118.6 increase in demand for our Manpower staffing services and the $88.2 favorable impact of currency exchange rates, partially offset by a $51.5 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the United Kingdom of $35.8, the Nordics of $35.1, Poland of $33.4, Germany of $14.8, and Belgium of $4.4, which represented revenue increases of 4.6%, 7.8%, 17.7%, 5.1%, and 1.8%, respectively (2.4%, 0.2%, 14.5%, 2.0%, and -1.5% decrease, respectively, in constant currency); and
•
a revenue increase in APME of 1.4% (5.7% in constant currency) primarily driven by a $78.7 increase in demand for our Manpower staffing services and a $9.1 increase in demand for our Experis interim services, partially offset by a $65.4 unfavorable impact of currency exchange rates. In Japan, revenues from services decreased by $32.5, or -3.6% (3.3% increase in constant currency), primarily driven by a $63.0 unfavorable impact of currency exchange rates, partially offset by a $27.7 increase in demand for our Manpower staffing services. In India, revenues from services decreased by $5.6, or -2.8% (5.5% increase in constant currency), primarily driven by a $16.7 unfavorable impact of currency exchange rates, partially offset by a $7.0 increase in demand for our Manpower staffing services and a $2.4 increase in demand for our Experis interim services.

The year-over-year 80 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact from the decrease in staffing and interim margins from business mix shifts and the sale of the higher-margin Jefferson Wells U.S. business;
•
a 20 basis point unfavorable impact from decreases in permanent recruitment due to lower levels of activity; and
•
a 10 basis point unfavorable impact from the decrease in margins in our MSP business.

The -5.3% decrease in selling and administrative expenses in the first nine months of 2026 compared to the first nine months of 2025 (-7.4% in constant currency and -7.0% in organic constant currency) was primarily attributed to:

•
an $88.7 impact of goodwill and indefinite-lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units in the first nine months of 2025 compared to no impairment charges in the first nine months of 2026;
•
a $40.1 decrease (-0.5% as reported, -3.0% in constant currency, and -2.4% in organic constant currency) in personnel costs primarily due to a $28.8 decrease in salaries as we saw the effects of restructuring actions previously taken and an $8.3 decrease due to the sale of our Jefferson Wells U.S. business;
•
a $28.3 positive impact from the gain on the sale of our Jefferson Wells U.S. business in the first nine months of 2026;
•
a $21.2 decrease (-39.9% as reported and -42.5% in constant currency and organic constant currency) in restructuring costs incurred in the first nine months of 2026 compared to the first nine months of 2025; and

PART 1

•
an $11.6 decrease in office leases and occupancy costs (-4.8% as reported, -7.4% in constant currency, and -7.2% in organic constant currency); partially offset by
•
a $45.7 increase due to the impact of currency exchange rates; and
•
a $25.6 increase in strategic transformation program costs related to our global transformation initiative in the first nine months of 2026 when compared to none in the first nine months of 2025.

Selling and administrative expenses as a percent of revenues decreased 190 basis points in the first nine months of 2026 compared to the first nine months of 2025 due primarily to:

•
a 70 basis point decrease attributable to goodwill and indefinite-lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units in the first nine months of 2025 compared to no impairment charges in the first nine months of 2026;
•
a 70 basis point favorable impact as personnel costs decreased as a percent of revenues primarily due to decreased salaries due to previous restructuring actions;
•
a 20 basis point favorable impact due to the gain on the sale of our Jefferson Wells U.S. business during the first nine months of 2026;
•
a 20 basis point favorable impact due to decreases in office lease and occupancy expense and other non-personnel costs;
•
a 20 basis point favorable impact as a result of the decrease in restructuring costs incurred in the first nine months of 2026 compared to the first nine months of 2025; partially offset by
•
a 10 basis point unfavorable impact due to our strategic transformation program costs.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $58.8 in the first nine months of 2026 compared to $50.5 in the first nine months of 2025 primarily due to increased interest expense on the €500.0 notes due December 2030 during the period. Foreign exchange loss, net was $3.6 in the first nine months of 2026 compared to $4.6 in the first nine months of 2025. Miscellaneous income, net was $15.6 in the first nine months of 2026 compared to $13.4 in the first nine months of 2025.

We recorded income tax expense at an effective rate of 48.7% for the nine months ended September 30, 2026, as compared to an effective tax rate of 256.2% for the nine months ended September 30, 2025. The 2026 rate was favorably impacted by the overall mix of earnings and the gain on the sale of our Jefferson Wells U.S. business recorded in the second quarter. The 2025 rate was unfavorably impacted by the goodwill and indefinite-lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 48.7% effective tax rate for the nine months ended September 30, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $1.89 in the first nine months of 2026 compared to net loss per share - diluted of -$0.93 in the first nine months of 2025. The current year-to-date period included restructuring costs, strategic transformation program costs, the sale of our Jefferson Wells U.S. business, a discontinued business liquidation charge, and Argentina hyperinflationary related non-cash currency translation losses which, in aggregate, reduced earnings per share by $0.62. In the first nine months of 2025, goodwill and intangible asset impairment charges recorded in the first nine months of 2025 unfavorably impacted net loss per share - diluted by $1.79, restructuring costs and other items unfavorably impacted net loss per share - diluted by approximately $1.10, net of tax, and the loss from the disposition of subsidiaries recorded unfavorably impacted net earnings per share - diluted by approximately $0.13, net of tax.

Weighted average shares - diluted increased to 47.6 in the first nine months of 2026 from 46.6 in the first nine months of 2025. The increase was attributable to the inclusion of certain dilutive securities in the nine months of 2026 weighted average share count, a higher share price and additional share-based award grants. In the nine months of 2025, all dilutive securities were excluded due to the net loss incurred during the period.

PART 1

Segment Operating Results

Americas

In the Americas, revenues from services increased 13.5% (11.5% increase in constant currency and 13.6% in organic constant currency) in the third quarter of 2026 compared to the third quarter of 2025 primarily due to a $119.8 increase in demand for our Manpower staffing services and a $21.6 favorable impact of currency exchange rates. In the United States (which represented 58% of the Americas' revenues), revenues from services increased 5.5% (8.6% in organic constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a $41.5 increase in demand for our Manpower staffing services and an $11.1 increase in demand for our Experis interim services, partially offset by a $19.2 decrease in our Experis interim services due to the sale of our Jefferson Wells U.S. business. In Other Americas, revenues from services increased 27.0% (21.7% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a $78.3 increase in demand for our Manpower staffing services and a $4.9 increase in demand for our Experis interim services. Within our Other Americas segment, we experienced an increase in Colombia of $17.8, Chile of $14.8, Brazil of $14.8, Mexico of $6.0, and Argentina of $6.0, which represented increases of 36.0%, 31.2%, 48.4%, 9.9%, and 19.2%, respectively (8.3%, 27.6%, 40.1%, 1.8%, and 34.4%, respectively, in constant currency).

In the Americas, revenues from services increased 11.2% (9.2% increase in constant currency and 10.3% in organic constant currency) in the first nine months of 2026 compared to the first nine months of 2025 primarily due to a $323.8 increase in demand for our Manpower staffing services and a $63.3 favorable impact due to currency exchange rates, partially offset by a decrease in demand for Experis interim services of $63.1. In the United States, revenues from services increased 2.2% (3.8% in organic constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by a $96.4 increase in demand for our Manpower staffing services and an $18.1 increase in demand for MSP services, partially offset by a $39.3 decrease in demand for our Experis interim services and a $31.6 decrease in revenue for our Experis interim services due to the sale of our Jefferson Wells U.S. business. In Other Americas, revenues from services increased 27.1% (21.7% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by the $227.4 increase in demand for our Manpower staffing services. Within our Other Americas segment, we experienced an increase in Colombia of $61.6, Chile of $48.3, Brazil of $30.4, Mexico of $25.0, Peru of $17.8, and Canada of $11.6, which represented increases of 44.8%, 36.5%, 34.2%, 14.3%, 15.9%, and 5.3%, respectively (22.5%, 29.5%, 22.7%, 2.1%, 8.7%, and 4.5%, respectively, in constant currency).

Gross profit margin decreased 210 basis points in the third quarter of 2026 compared to the third quarter of 2025. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 60 basis points to the decrease, lower margins due to the sale of our Jefferson Wells U.S. business, which contributed 50 basis points to the decrease, decreased activity in our permanent recruitment services, which contributed 40 basis points to the decrease, decreased activity in our outplacement services, which contributed 30 basis points to the decrease, decreased margin in our MSP business, which contributed 20 basis points to the decrease, and decreased activity in our consulting business which contributed 10 basis points to the decrease, respectively.

Gross profit margin decreased 200 basis points in the first nine months of 2026 compared to the first nine months of 2025. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 100 basis points to the decrease, lower margins due to the sale of our Jefferson Wells U.S. business, which contributed 30 basis points to the decrease, decreased activity in our permanent recruitment services, which contributed 30 basis points to the decrease, decreased activity in our outplacement services, which contributed 20 basis points to the decrease, and decreased margin in our MSP business which contributed 20 basis points to the decrease, respectively.

Selling and administrative expenses decreased -1.1% (-2.2% in constant currency and 0.2% increase in organic constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a $4.9 decrease due to the sale of our Jefferson Wells U.S. business, partially offset by a $2.3 unfavorable impact due to currency exchange rates.

Selling and administrative expenses decreased -4.8% (-6.1% in constant currency and -4.7% in organic constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by a $28.3 favorable impact from the gain on sale of the Jefferson Wells U.S. business during the first nine months of 2026, lower personnel costs of $16.4 as we saw the effects of restructuring actions previously taken, and a $7.6 decrease in personnel costs due to the sale of our Jefferson Wells U.S. business, partially offset by an $8.2 increase in restructuring costs and a $7.5 unfavorable impact due to currency exchange rates.

PART 1

OUP increased 25.0% (22.6% in constant currency and 30.5% in organic constant currency) in the third quarter of 2026, which represented a 3.8% OUP margin, an increase from the 3.4% in the third quarter of 2025. This OUP increase was primarily due to the United States' margin improvement. In the United States, OUP margin increased to 3.3% in the third quarter of 2026 from 3.0% in the third quarter of 2025 primarily due to a decrease in selling and administrative expenses as a percent of revenue. Other Americas OUP margin increased to 4.5% in the third quarter of 2026 from 4.3% in the third quarter of 2025 primarily due to a decrease in selling and administrative expenses as a percent of revenue.

OUP increased 39.1% (36.6% in constant currency and 41.2% in organic constant currency) in the first nine months of 2026, which represented a 3.9% OUP margin, an increase from 3.1% in the first nine months of 2025. This OUP increase was primarily due to the impact of the gain on the sale of our Jefferson Wells U.S. business. In the United States, OUP margin increased to 3.8% in the first nine months of 2026 from 2.5% in the first nine months of 2025 primarily due to the gain on the sale of our Jefferson Wells U.S. business. Other Americas OUP margin decreased to 4.0% in the first nine months of 2026 from 4.1% in the first nine months of 2025 primarily due to a decrease in our gross profit margin.

Southern Europe

In Southern Europe, revenues from services increased 1.0% (2.1% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025 primarily due to a $39.1 increase in demand for our Manpower staffing services and a $6.4 increase in demand for our Experis interim services, partially offset by a $24.0 unfavorable impact of currency exchange rates. In France (which represented 51% of Southern Europe’s revenues), revenues from services decreased -3.5% (-1.9% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by an $18.6 unfavorable impact of currency exchange rates, a $14.1 decrease in demand for our Manpower staffing services, and a $3.2 decrease in demand for our Outcome Based Solutions. In Italy (which represented 22% of Southern Europe’s revenues), revenues from services increased 4.5% (6.2% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a $23.3 increase in demand for our Manpower staffing service, partially offset by the $7.9 unfavorable impact of currency exchange rates. In Other Southern Europe, revenues from services increased 7.5% (7.0% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily due to a $29.9 increase in demand for our Manpower staffing services, a $6.0 increase in demand for our Outcome Based Solutions, a $4.3 increase in demand for our Experis interim services, and the $2.5 favorable impact of currency exchange rates. Within our Other Southern Europe segment, we experienced revenue increases in Israel of $19.2, or 17.3% (5.4% in constant currency) and Spain of $11.3, or 6.8% (8.6% in constant currency).

In Southern Europe, revenues from services increased 7.3% (3.0% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025 primarily due to the $261.3 favorable impact of currency exchange rates, a $176.3 increase in our Manpower staffing services, and a $14.3 increase in demand for our Experis interim services. In France, revenues from services increased 2.8% (-0.8% decrease in constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by the $115.2 favorable impact of currency exchange rates, partially offset by an $11.9 decrease in our Outcome Based Solutions and a $2.6 decrease in demand for our Manpower staffing services. In Italy, revenues from services increased 10.7% (6.9% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by a $79.8 increase in demand for our Manpower staffing services, the $51.6 favorable impact of currency exchange rates, and a $5.7 increase in demand for our Experis interim services. In Other Southern Europe, revenues from services increased 13.8% (7.7% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily due to a $99.1 increase in demand for our Manpower staffing services and a $94.4 favorable impact of currency exchange rates. Within our Other Southern Europe segment, we experienced a revenue increase in Israel of $73.1, or 23.8% (6.9% in constant currency) and Spain of $72.3, or 16.7% (12.9% in constant currency).

Gross profit margin decreased 20 basis points in the third quarter of 2026 compared to the third quarter of 2025. This decrease was primarily due to decreased margins in our Manpower staffing services, which contributed 20 basis points to the decrease, and decreased demand in our permanent recruitment services, which contributed 10 basis points to the decrease, partially offset by an increase of 10 basis points due to the favorable impact of currency exchange rates.

Gross profit margin decreased 30 basis points in the first nine months of 2026 compared to the first nine months of 2025. This decrease was primarily due to decreased margins in our Manpower staffing services, which contributed 30 basis points to the decrease and decreased demand in our permanent recruitment services, which contributed 10 basis points to the decrease, partially offset by an increase of 10 basis points due to the favorable impact of currency exchange rates.

Selling and administrative expenses decreased -0.4% (0.5% increase in constant currency) during the third quarter of 2026 compared to the third quarter of 2025, primarily due to the $2.3 favorable impact of currency exchange rates, partially offset by an increase of $1.7 in bonuses and sales commission and an increase of $0.3 in non-personnel costs.

PART 1

Selling and administrative expenses increased 5.0% (0.5% in constant currency) during the first nine months of 2026 compared to the first nine months of 2025, primarily due to the $30.9 unfavorable impact of currency exchange rates and an increase of $4.0 in personnel costs, partially offset by a decrease of $5.2 in non-personnel costs incurred.

OUP decreased -1.7% (-1.0% in constant currency) in the third quarter of 2026, which represented a 2.9% OUP margin, a decrease from 3.0% in the third quarter of 2025. This OUP decrease was primarily due to decreased margins in our Manpower staffing services, the unfavorable impact of currency exchange rates, and increased restructuring costs. In France, the OUP margin decreased to 2.0% for the third quarter of 2026 compared to 2.6% for the third quarter of 2025, primarily due to a decrease in revenue and gross profit margin. In Italy, the OUP margin decreased to 5.7% for the third quarter of 2026 compared to 5.8% for the third quarter of 2025 primarily due to a decrease in gross profit margin in our staffing business due to business mix shifts. In Other Southern Europe, the OUP margin increased to 2.3% for the third quarter of 2026 from 1.4% for the third quarter of 2025.

OUP increased 2.5% (-1.3% in constant currency) in the first nine months of 2026, which represented a 2.9% OUP margin, a decrease from 3.1% in the first nine months of 2025. This OUP increase was primarily due to the favorable impact of currency exchange rates, partially offset by an increase in selling and administrative expenses due to increased restructuring costs. In France, the OUP margin decreased to 2.0% for the first nine months of 2026 compared to 2.6% for the first nine months of 2025, primarily due to a decrease in gross profit margin due to business mix shifts. In Italy, the OUP margin decreased to 6.1% for the first nine months of 2026 compared to 6.2% for the first nine months of 2025 primarily due to a decrease in gross profit margin in our staffing business due to business mix shifts. In Other Southern Europe, the OUP margin increased to 2.0% for the first nine months of 2026 from 1.4% for the first nine months of 2025 primarily due to increased activity in our Manpower staffing solutions.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 33%, 18%, 14%, 11% and 11%, respectively, of Northern Europe’s revenues). In Northern Europe, revenues from services increased 5.4% (5.9% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a $65.4 increase in demand for our Manpower staffing services partially offset by an $11.1 decrease in demand for our Experis interim services and the $4.3 unfavorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue increases in Germany of $19.8, the United Kingdom of $18.0, Poland of $7.8, and the Nordics of $3.7, which represented revenue increases of 19.8%, 6.8%, 11.6%, and 2.4%, respectively (21.7%, 7.2%, 15.1%, and -0.5% decrease, respectively, in constant currency). These increases were partially offset by decreases in the Netherlands of $4.0, and Belgium of $4.0, which represented revenue decreases of -4.2%, and -4.2% respectively (-2.7% and -2.7%, respectively, in constant currency).

In Northern Europe, revenues from services increased 5.7% (2.0% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by a $118.6 increase in demand for our Manpower staffing services and the $88.2 favorable impact of currency exchange rates, partially offset by a $51.5 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the United Kingdom of $35.8, the Nordics of $35.1, Poland of $33.4, Germany of $14.8, and Belgium of $4.4, which represented revenue increases of 4.6%, 7.8%, 17.7%, 5.1%, and 1.8%, respectively (2.4%, 0.2%, 14.5%, 2.0% and -1.5% decrease, respectively, in constant currency).

Gross profit margin decreased by 70 basis points in the third quarter of 2026 compared to the third quarter of 2025. The decrease was primarily due to a decrease in demand for our Experis interim services, which had a 60 basis point impact and decreased activity in our higher-margin permanent recruitment business, which had a 10 basis point impact.

Gross profit margin decreased by 90 basis points in the first nine months of 2026 compared to the first nine months of 2025. The decrease was primarily due to a decrease in demand for our Experis interim services, which had a 70 basis point impact and decreased activity in our higher-margin permanent recruitment business, which had a 20 basis point impact.

Selling and administrative expenses decreased -14.3% (-13.9% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025. The decrease was primarily driven by a $13.5 decrease in restructuring costs taken in the third quarter of 2026 compared to the third quarter of 2025 and a $3.8 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken.

Selling and administrative expenses decreased -10.1% (-13.7% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025. The decrease was primarily driven by a decrease of $32.2 in restructuring costs incurred in the first nine months of 2026 compared to the first nine months of 2025 and a $21.6 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken, partially offset by a $15.8 unfavorable impact due to currency exchange rates.

PART 1

OUP in Northern Europe increased $22.4 in the third quarter of 2026, which represented a 0.9% OUP margin, an increase from -1.8% in the third quarter of 2025. This OUP margin increase was primarily driven by OUP increases in Germany of $13.9 and the United Kingdom of $4.3 resulting from a decrease in selling and administrative expenses as a percentage of revenue, partially offset by a decrease in gross profit margin.

OUP in Northern Europe increased $43.4 in the first nine months of 2026, which represented a 0.1% OUP margin, an increase from -1.8% in the first nine months of 2025. This OUP margin increase was primarily driven by an OUP increase in Germany of $21.6, the Nordics of $11.8, and the United Kingdom of $7.1 resulting from a decrease in selling and administrative expenses as a percentage of revenue, partially offset by a decrease in gross profit margin.

APME

Revenues from services decreased -1.1% (4.3% increase in constant currency) in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by the $28.0 unfavorable impact of currency exchange rates, partially offset by a $22.2 increase in demand for our Manpower staffing services and a $1.6 increase in demand for our Experis interim services. In Japan (which represented 57% of APME’s revenues), revenues from services decreased by $19.1, or -6.1% (1.4% increase in constant currency), primarily driven by the $23.3 unfavorable impact of currency exchange rates, partially offset by a $4.8 increase in demand for our Manpower staffing services. In India (which represented 13% of APME’s revenues), revenues from services decreased by $3.9, or -5.7% (3.2% increase in constant currency), primarily driven by the $6.1 unfavorable impact of currency exchange rates, partially offset by a $1.9 increase in demand for our Manpower staffing services.

Revenues from services increased 1.4% (5.7% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by a $78.7 increase in demand for our Manpower staffing services and a $9.1 increase in demand for our Experis interim services, partially offset by a $65.4 unfavorable impact of currency exchange rates. In Japan, revenues from services decreased by $32.5, or -3.6% (3.3% increase in constant currency), primarily driven by a $63.0 unfavorable impact of currency exchange rates, partially offset by a $27.7 increase in demand for our Manpower staffing services. In India, revenues from services decreased by $5.6, or -2.8% (5.5% increase in constant currency), primarily driven by a $16.7 unfavorable impact of currency exchange rates, partially offset by a $7.0 increase in demand for our Manpower staffing services and a $2.4 increase in demand for our Experis interim services.

Gross profit margin decreased by 90 basis points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to decreased margins for our Manpower staffing services, which contributed 30 basis points to the decrease, decreased margins in our MSP business, which contributed 20 basis points to the decrease, and decreased activity in our permanent recruitment services and our Experis interim services, which each contributed 20 basis points to the decrease.

Gross profit margin decreased by 70 basis points in the first nine months of 2026 compared to the first nine months of 2025, primarily due to decreased margins for our Manpower staffing services, decreased activity in our permanent recruitment services, and decreased margins in our MSP business, which each contributed 20 basis points to the decrease, and decreased margins for our Outcome Based Solutions, which contributed 10 basis points to the decrease.

Selling and administrative expenses decreased -4.4% (increased 0.4% in constant currency) in the third quarter of 2026 compared to the third quarter of 2025. The decrease is primarily due to the $2.9 favorable impact of currency exchange rates and $1.1 decrease in personnel costs.

Selling and administrative expenses decreased -2.4% (increased 1.3% in constant currency) in the first nine months of 2026 compared to the first nine months of 2025. The decrease is primarily due to the $6.8 favorable impact of currency exchange rates, partially offset by a $1.4 increase in personnel costs.

OUP in APME decreased -10.1% (-3.7% decrease in constant currency) in the third quarter of 2026, which represented a 4.6% OUP margin, a decrease from 5.1% in the third quarter of 2025. This OUP margin decrease was primarily driven by the unfavorable impact due to currency exchange rates and a decrease in gross profit.

OUP in APME decreased -4.7% (1.8% increase in constant currency) in the first nine months of 2026, which represented a 4.5% OUP margin, a decrease from 4.8% in the first nine months of 2025. This OUP margin decrease was primarily driven by the unfavorable impact of currency exchange rates.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2026, Compared to 2025
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$728.8	5.5%	—	5.5%	(3.1)%	8.6%
Other Americas	517.9	27.0%	5.3%	21.7%	—	21.7%
	1,246.7	13.5%	2.0%	11.5%	(2.1)%	13.6%
Southern Europe:
France	1,132.9	(3.5)%	(1.6)%	(1.9)%	—	(1.9)%
Italy	483.1	4.5%	(1.7)%	6.2%	—	6.2%
Other Southern Europe	611.9	7.5%	0.5%	7.0%	—	7.0%
	2,227.9	1.0%	(1.1)%	2.1%	—	2.1%
Northern Europe	860.6	5.4%	(0.5)%	5.9%	—	5.9%
APME	514.9	(1.1)%	(5.4)%	4.3%	—	4.3%
	4,850.1
Intercompany Eliminations	(10.1)
Consolidated	$4,840.0	4.4%	(0.8)%	5.2%	(0.4)%	5.6%
Gross Profit	$767.3	(0.2)%	(0.6)%	0.4%	(1.0)%	1.4%
Selling and Administrative Expenses	$685.0	(2.5)%	(0.5)%	(2.0)%	(0.7)%	(1.3)%
Operating Profit	$82.3	23.7%	(2.5)%	26.2%	(4.5)%	30.7%

PART 1

	Nine Months Ended September 30, 2026, Compared to 2025
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,098.0	2.2%	—	2.2%	(1.6)%	3.8%
Other Americas	1,476.6	27.1%	5.4%	21.7%	—	21.7%
	3,574.6	11.2%	2.0%	9.2%	(1.1)%	10.3%
Southern Europe:
France	3,379.1	2.8%	3.6%	(0.8)%	—	(0.8)%
Italy	1,479.7	10.7%	3.8%	6.9%	—	6.9%
Other Southern Europe	1,779.1	13.8%	6.1%	7.7%	—	7.7%
	6,637.9	7.3%	4.3%	3.0%	—	3.0%
Northern Europe	2,476.2	5.7%	3.7%	2.0%	(0.2)%	2.2%
APME	1,544.1	1.4%	(4.3)%	5.7%	(0.1)%	5.8%
	14,232.8
Intercompany Eliminations	(22.2)
Consolidated	$14,210.6	7.3%	2.6%	4.7%	(0.3)%	5.0%
Gross Profit	$2,270.6	1.8%	2.3%	(0.5)%	(0.6)%	0.1%
Selling and Administrative Expenses	$2,048.0	(5.3)%	2.1%	(7.4)%	(0.4)%	(7.0)%
Operating Profit	$222.6	220.4%	6.6%	213.8%	(15.4)%	229.2%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2026, we had $184.3 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

Cash used in operating activities was $137.0 and $283.0 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Changes in operating assets and liabilities utilized $303.5 and $408.3 of cash during the nine months ended September 30, 2026 and 2025, respectively. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,619.4 as of September 30, 2026 from $4,770.3 as of December 31, 2025 due to the impact of changes in currency exchange rates, partially offset by higher revenue during the third quarter of 2026. Days Sales Outstanding ("DSO") increased by four days from December 31, 2025 to 59 days as of September 30, 2026.

PART 1

Cash provided by investing activities was $65.3 for the nine months ended September 30, 2026 compared to $48.7 used for the nine months ended September 30, 2025. The increase in 2026 was due to the $87.5 proceeds from the sale of our Jefferson Wells U.S. business. Capital expenditures were $23.6 and $46.4 for the nine months ended September 30, 2026 and 2025, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The decrease in 2026 was mainly due to lower investments in capitalized software. Our investing activities also include acquisitions and investments in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $0.8 and $2.3 for the nine months ended September 30, 2026 and 2025, respectively.

Cash used in financing activities was $568.6 for the nine months ended September 30, 2026 compared to $59.5 provided in the nine months ended September 30, 2025. Net debt repayments were $531.2 for the nine months ended September 30, 2026 compared to net borrowings of $138.3 in the nine months ended September 30, 2025. The larger repayments in 2026 were due to the redemption in January 2026 of our €500.0 notes originally issued in 2018. The borrowings in 2025 included $73.0 proceeds from our revolving debt facility, compared to $50.0 for the nine months ended September 30, 2026.

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

Our $600.0 revolving credit agreement maturing December 15, 2030 requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The exclusion of certain restructuring expenses is also allowed in the determination of EBITDA in the agreement. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.59 to 1 and a fixed charge coverage ratio of 3.00 to 1 as of September 30, 2026. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of September 30, 2026, we had $0.4 letters of credit outstanding, $50.0 drawn under our $600.0 credit facility, and $10.0 drawn under our $150.0 working capital facility. As a result, $549.6 and $140.0 were available for borrowing under the respective facilities.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of September 30, 2026, such uncommitted credit lines totaled $364.0, of which $335.8 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $335.8 could have been made under these lines as of September 30, 2026.

We have assessed our liquidity position as of September 30, 2026 and for the near future. As of September 30, 2026, our cash and cash equivalents balance was $233.1. We also have access to the previously mentioned revolving and uncommitted credit facilities that could have immediately provided us with up to $600.0 and $150.0 of additional cash, respectively, less any outstanding borrowings and letters of credit. We have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $335.8 was available to use as of September 30, 2026. Our €400.0 ($452.5) notes mature in June 2027, and our €500.0 ($562.7) notes mature in December 2030. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

PART 1

The following table provides an informational summary of our liquidity and capital structure as of:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$233.1	$871.0
Available capacity under the revolving credit facility(a)	549.6	599.6
Available capacity under the working capital facility(b)	140.0	150.0
Available liquidity	$922.7	$1,620.6

Short-term borrowings	$35.3	$34.6
Current maturities of long-term debt	505.3	590.4
Long-term debt	562.8	1,052.1
Total debt	$1,103.4	$1,677.1
Total shareholders' equity (excludes noncontrolling interests)	2,140.4	2,059.6
Total capitalization	$3,243.8	$3,736.7

Debt to capitalization	34.0%	44.9%
Long-term debt to total debt	51.0%	62.7%
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

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2026, we did not repurchase any shares under the 2023 authorization. During the nine months ended September 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. As of September 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,463.9 as of September 30, 2026 related to debt, operating leases, severance and office closure costs, and certain other commitments compared to $3,146.5 as of December 31, 2025.

We have entered into guarantee contracts and stand-by letters of credit totaling $656.7 and $626.1 as of September 30, 2026 and December 31, 2025, respectively ($614.4 and $582.3 for guarantees as of September 30, 2026 and December 31, 2025, respectively, and $42.3 and $43.8 for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $1.3 for both the nine months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026, we recorded $30.6 in restructuring costs, of which $8.0 was recorded during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recorded restructuring costs of $21.4 and $51.6, respectively. Payments made from the restructuring reserve were $14.2 and $46.2 during the three and nine months ended September 30, 2026, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $19.0 reserve will be paid by the end of 2026.

Application of Critical Accounting Policies

The Company is supplementing the critical accounting policies as described in the 2025 Annual Report with the following critical accounting estimates.

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

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the third quarter of 2026, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units with the exception of Switzerland. The carrying value of the Switzerland reporting unit had previously been adjusted to fair value as a result of an impairment charge recognized during the second quarter of 2025. As of September 30, 2026, the goodwill balance related to our Switzerland reporting unit was $32.4.

Key assumptions for our United States reporting unit in our Americas segment, which represents the reporting unit with the most significant goodwill balance, included a discount rate of 9.2%, revenue growth rates for the next 10 years ranging from 3.0% to 8.0% and average OUP margins of 4.8%. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

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

During the first nine months of 2026, we completed the implementation of a new enterprise resource planning (ERP) system Oracle Cloud ERP in our France and Italy businesses, which are part of our Southern Europe segment and which replaced several legacy systems used for procurement, invoice to cash processes and general ledger functions. As a result, we have made changes to our internal control over financial reporting to reflect the changes in the system environment and related processes.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2026. As of September 30, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2026	—	$—	—	1,931,551
August 1 - 31, 2026	—	$—	—	1,931,551
September 1 - 30, 2026	—	$—	—	1,931,551
Total	—	$—	—	1,931,551

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

Trading Plans

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

10.1**	Letter Agreement between Jonas Prising and the Company dated as of October 14, 2026.

10.2**	Amended and Restated Letter Agreement between Becky Frankiewicz and the Company dated as of October 14, 2026.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

** Management contract, compensatory plan or arrangement

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	October 30, 2026
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	October 30, 2026
Eric Rozek